Form 10-Q
period 2013-03-31
CAPITALSOURCE INC
filed 2013-05-03
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
As of May 1, 2013, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 196,047,337.

CapitalSource Inc.
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
	($ in thousands, except share amounts)
ASSETS
Cash and due from banks	$103,532	$178,880
Interest-bearing deposits in other banks	196,301	110,208
Other short-term investments	35,000	9,998
Restricted cash (including $40.5 million and $36.4 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	104,468	104,044
Investment securities:
Available-for-sale, at fair value	972,420	1,079,025
Held-to-maturity, at amortized cost	103,683	108,233
Total investment securities	1,076,103	1,187,258
Loans held for sale	27,938	22,719
Loans held for investment	6,216,998	6,192,858
Less deferred loan fees and discounts	(47,426)	(53,628)
Loans held for investment, net (including $214.5 million and $340.0 million, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	6,169,572	6,139,230
Less allowance for loan and lease losses	(118,293)	(117,273)
Total loans held for investment, net	6,051,279	6,021,957
Interest receivable	26,887	29,112
Other investments	58,385	60,363
Goodwill	173,135	173,135
Deferred tax assets, net	345,877	362,283
Other assets	283,772	289,048
Total assets	$8,482,677	$8,549,005
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,732,950	$5,579,270
Term debt - obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.	74,167	177,188
Other borrowings	1,009,774	1,005,738
Other liabilities	147,605	161,637
Total liabilities	6,964,496	6,923,833
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 195,810,779 and 209,551,674 shares issued/outstanding, respectively)	1,958	2,096
Additional paid-in capital	3,024,947	3,157,533
Accumulated deficit	(1,531,745)	(1,559,107)
Accumulated other comprehensive income, net	23,021	24,650
Total shareholders' equity	1,518,181	1,625,172
Total liabilities and shareholders' equity	$8,482,677	$8,549,005

CapitalSource Inc.
Consolidated Statements of Operations

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	($ in thousands, except per share data)
Net interest income:
Interest income:
Loans and leases	$102,889	$109,070
Investment securities	9,893	10,717
Other	313	290
Total interest income	113,095	120,077
Interest expense:
Deposits	12,106	13,291
Borrowings	6,057	7,567
Total interest expense	18,163	20,858
Net interest income	94,932	99,219
Provision for loan and lease losses	12,505	11,072
Net interest income after provision for loan and lease losses	82,427	88,147
Non-interest income:
Loan fees	3,112	4,668
Leased equipment income	4,825	3,258
Gain (loss) on sales or calls of investments, net	1,878	(307)
Gain (loss) on derivatives, net	814	(103)
Other non-interest income, net	2,589	4,034
Total non-interest income	13,218	11,550
Non-interest expense:
Compensation and benefits	24,982	26,416
Professional fees	1,468	3,600
Occupancy expenses	4,215	3,759
FDIC fees and assessments	1,554	1,449
General depreciation and amortization	1,526	1,695
Loan servicing expense	1,469	3,771
Other administrative expenses	6,810	5,849
Total operating expenses	42,024	46,539
Leased equipment depreciation	3,400	2,288
Expense of real estate owned and other foreclosed assets, net	(62)	450
Loss on extinguishment of debt	—	83
Other non-interest expense, net	(707)	(310)
Total non-interest expense	44,655	49,050
Net income before income taxes	50,990	50,647
Income tax expense	21,642	25,709
Net income	$29,348	$24,938
Basic income per share	$0.15	$0.10
Diluted income per share	$0.14	$0.10
Average shares outstanding:
Basic	201,408,526	241,078,624
Diluted	206,240,213	247,598,531
Dividends declared per share	$0.01	$0.01
See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	($ in thousands)
Net income	$29,348	$24,938
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax	(1,629)	1,447
Unrealized loss on foreign currency translation, net of tax	—	(351)
Other comprehensive (loss) income, net of tax	(1,629)	1,096
Comprehensive income	$27,719	$26,034
See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Shareholders' Equity

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited)
	($ in thousands)
Total shareholders' equity as of December 31, 2012	$2,096	$3,157,533	$(1,559,107)	$24,650	$1,625,172
Net income			29,348		29,348
Other comprehensive loss				(1,629)	(1,629)
Repurchase of common stock	(150)	(137,838)			(137,988)
Dividends paid		6	(1,986)		(1,980)
Stock option expense		540			540
Exercise of options	5	1,560			1,565
Restricted stock activity	7	3,146			3,153
Total shareholders' equity as of March 31, 2013	$1,958	$3,024,947	$(1,531,745)	$23,021	$1,518,181

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$29,348	$24,938
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	540	792
Restricted stock expense	2,530	2,733
Loss on extinguishment of debt	—	83
Amortization of deferred loan fees and discounts	(8,614)	(10,394)
Paid-in-kind interest on loans	5,273	4,223
Provision for loan losses	12,505	11,072
Amortization of deferred financing fees and discounts	533	303
Depreciation and amortization	4,334	4,268
Provision (benefit) for deferred income taxes	17,699	(10,306)
Gain on investments, net	(922)	(226)
Gain on foreclosed assets and other property and equipment disposals	(467)	(1,683)
Unrealized gain on derivatives and foreign currencies, net	(634)	(578)
Decrease (increase) in interest receivable	2,225	(2,439)
(Increase) decrease in loans held for sale, net	(2,591)	42,557
Decrease in other assets	9,630	148,123
Decrease in other liabilities	(12,981)	(115,501)
Cash provided by operating activities	58,408	97,965
Investing activities:
Increase in restricted cash	(424)	(34,070)
Increase in loans, net	(41,349)	(146,428)
Sale of investment securities, available for sale	103,568	89,780
Purchase of investment securities, available for sale	—	(39,344)
Sale or call of investment securities, held to maturity	28,653	1,063
Purchase of investment securities, held to maturity	(22,868)	—
Reduction of other investments, net	734	2,722
(Purchase) sale of property and equipment, net	(8,217)	86
Cash provided by (used in) investing activities	60,097	(126,191)
Financing activities:
Deposits accepted, net of repayments	153,680	223,795
Repayments and extinguishment of term debt	(103,035)	(35,782)
Proceeds of other borrowings	5,000	32,925
Repurchase of common stock	(137,988)	(127,501)
Proceeds from exercise of options	1,565	7
Payment of dividends	(1,980)	(2,361)
Cash (used in) provided by financing activities	(82,758)	91,083
Increase in cash and cash equivalents	35,747	62,857
Cash and cash equivalents as of beginning of period	299,086	458,548
Cash and cash equivalents as of end of period	$334,833	$521,405
Supplemental information:
Noncash transactions from investing activities:
Assets acquired through foreclosure	728	11,265
See accompanying notes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization
CapitalSource Inc., a Delaware corporation, is a commercial lender that provides financial products to small and middle market businesses nationwide and provides depository products and services to consumers in southern and central California, primarily through our wholly owned subsidiary, CapitalSource Bank (the "Bank"). References to we, us, the Company or CapitalSource refer to CapitalSource Inc. together with its subsidiaries. References to CapitalSource Bank or the Bank include its subsidiaries, and references to the Parent Company refer to CapitalSource Inc. and its subsidiaries other than the Bank.
For the three months ended March 31, 2013 and 2012, we operated as two reportable segments: the Bank and Other Commercial Finance. The Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. For additional information, see Note 15, Segment Data.

Note 2.  Summary of Significant Accounting Policies
Interim Consolidated Financial Statements Basis of Presentation
Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 25, 2013 (“Form 10-K”).
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
Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements for the year ended December 31, 2012, included in our Form 10-K.
New Accounting Pronouncements
In February 2013, the FASB amended its guidance on the presentation of comprehensive income to improve the transparency of reporting amounts reclassified out of accumulated other comprehensive income. For significant items reclassified out of accumulated other comprehensive income in their entirety in the same reporting period, entities are required to present the effects on the line items of net income. For items that are not reclassified to net income in their entirety in the same reporting period, entities are required to cross-reference to other disclosures currently required. This guidance is effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013 and it did not have a material impact on our consolidated results of operations, financial position or cash flows.

Note 3.  Loans and Credit Quality
As of March 31, 2013 and December 31, 2012, our outstanding loan balance was $6.2 billion. These amounts include loans held for sale and loans held for investment. As of March 31, 2013 and December 31, 2012, interest and fee receivables on these loans totaled $24.4 million and $26.0 million, respectively.
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan and lease losses for loans held for investment, which is calculated based on management's estimate of incurred loan and lease losses inherent in our loan and lease portfolio as of the balance sheet date. This methodology is used consistently to develop our allowance for loan and lease losses for all loans and leases in our loan portfolio.
During the three months ended March 31, 2013 and 2012, we transferred loans with a carrying value of $87.1 million and $10.6 million, respectively, which included $26.4 million and $10.2 million of impaired loans, respectively, from held for investment to held for sale. These transfers were based on our decision to sell these loans as part of our overall portfolio management strategies. We did not incur any losses due to lower of cost or fair value adjustments at the time of transfer during the three months ended March 31, 2013 and 2012. However, we charged off $11.0 million and $1.3 million at the time of transfer due to credit losses inherent in the transferred loans during the three months ended March 31, 2013 and 2012, respectively. We did not reclassify any loans from held for sale to held for investment during the three months ended March 31, 2013. We reclassified $5.0 million of loans from held for sale to held for investment during the three months ended March 31, 2012.
During the three months ended March 31, 2013 and 2012, we recognized net gains on the sale of loans of $2.6 million and $1.1 million, respectively.
As of March 31, 2013 and December 31, 2012, loans held for sale with an outstanding balance of $8.3 million and $2.5 million, respectively, were classified as non-accrual loans. We did not record any fair value write-downs on non-accrual loans held for sale during the three months ended March 31, 2013 and 2012.
During the three months ended March 31, 2013 and 2012, we purchased loans held for investment with an outstanding principal balance at the time of purchase of $71.3 million and $33.5 million, respectively.
As of March 31, 2013 and December 31, 2012, the Bank pledged loans held for investment with an unpaid principal balance of $836.2 million and $724.1 million, respectively, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) as collateral for its financing facility.
As of March 31, 2013 and December 31, 2012, the outstanding unpaid principal balance of loans, by type of loan, was as follows:

	March 31, 2013		December 31, 2012
	($ in thousands except percentages)
Commercial and industrial	$3,509,060	57%	$3,594,643	58%
Real estate	2,604,138	42	2,499,567	41
Real estate - construction	56,374	1	45,020	1
Total(1)(2)	$6,169,572	100%	$6,139,230	100%
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.

(2)
As of March 31, 2013, includes deferred loan fees and discounts of $33.5 million, $13.1 million and $0.8 million for commercial and industrial, real estate and real estate - construction loans, respectively. As of December 31, 2012, includes deferred loan fees and discounts of $38.4 million, $14.9 million and $0.3 million for commercial and industrial, real estate and real estate - construction loans, respectively.

Non-performing loans include all loans on non-accrual status and accruing loans which are contractually past due 90 days or more as to principal or interest payments. Our remediation efforts on these loans are based upon the characteristics of each specific situation and include, among other things, one of or a combination of the following:

•	request that the equity owners of the borrower invest additional capital;

•	require the borrower to provide us with additional collateral;

•	request additional guaranties or letters of credit;

•	request the borrower to improve cash flow by taking actions such as selling non-strategic assets or reducing operating expenses;

•	modify the terms of the loan, including the deferral of principal or interest payments, where we will appropriately classify the modification as a TDR;

•	initiate foreclosure proceedings on the collateral; or

•	sell the loan in certain cases where there is an interested third-party buyer.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013 and December 31, 2012, the carrying value of loans by class, separated by performing and non-performing categories, was as follows:

	March 31, 2013			December 31, 2012
Class	Performing	Non-Performing	Total	Performing	Non-Performing	Total
	($ in thousands)
Asset-based	$1,435,764	$32,385	$1,468,149	$1,409,837	$27,759	$1,437,596
Cash flow	1,813,577	71,466	1,885,043	1,916,042	51,700	1,967,742
Healthcare asset-based	142,314	—	142,314	179,617	—	179,617
Healthcare real estate	672,043	17,001	689,044	665,058	17,001	682,059
Multifamily	911,200	1,914	913,114	899,963	1,961	901,924
Commercial real estate	805,072	11,065	816,137	717,798	12,593	730,391
Small business	249,217	6,554	255,771	233,653	6,248	239,901
Total(1)	$6,029,187	$140,385	$6,169,572	$6,021,968	$117,262	$6,139,230
______________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
Credit Quality
Credit risk within our loan portfolio is the risk of loss arising from adverse changes in a borrower's or counterparty's ability to meet its financial obligations under agreed-upon terms. The degree of credit risk will vary based on many factors, the credit characteristics of the borrower, the contractual terms of the agreement and the availability and quality of collateral. We continuously monitor a borrower's ability to perform under its obligations. Additionally, we manage the size and risk profile of our loan portfolio by syndicating loan exposure to other lenders and selling loans.
Under our credit risk management process, each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on: the borrower's financial performance and financial standing, the borrower's ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination, risk ratings are monitored and reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the borrower's financial condition, cash flow or financial position. We use risk rating aggregations to measure credit risk within the loan portfolio. In addition to risk ratings, we consider the market trend of collateral values and loan concentrations by borrower industries and real estate property types (where applicable).
We believe that the likelihood of not being paid according to the contractual terms of a loan is, in large part, dependent upon the assessed level of risk associated with the loan, and we believe that our internal risk rating process provides a view as to the relative risk of each loan. This risk rating scale is based on a credit classification of assets as prescribed by government regulations and industry standards and is separated into the following groups:

•	Pass - Loans with standard, acceptable levels of credit risk;

•	Special mention - Loans that have potential weaknesses that deserve close attention, and which, if left uncorrected, may result in a loss or deterioration of our credit position;

•
Substandard - Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected; and

•
Doubtful - Loans that have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable based on currently existing facts, conditions, and values.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013 and December 31, 2012, the carrying value of each class of loans by internal risk rating, was as follows:

	Internal Risk Rating
Class	Pass	Special Mention	Substandard	Doubtful	Total
	($ in thousands)
As of March 31, 2013:
Asset-based	$1,344,017	$68,975	$26,948	$28,209	$1,468,149
Cash flow	1,629,689	52,148	187,165	16,041	1,885,043
Healthcare asset-based	100,649	29,002	12,663	—	142,314
Healthcare real estate	568,473	103,570	—	17,001	689,044
Multifamily	875,144	34,867	3,103	—	913,114
Commercial real estate	748,818	36,768	30,551	—	816,137
Small business	248,682	535	6,554	—	255,771
Total(1)	$5,515,472	$325,865	$266,984	$61,251	$6,169,572
As of December 31, 2012:
Asset-based	$1,352,729	$36,535	$29,185	$19,147	$1,437,596
Cash flow	1,684,107	67,629	191,582	24,424	1,967,742
Healthcare asset-based	114,889	64,728	—	—	179,617
Healthcare real estate	607,382	57,676	17,001	—	682,059
Multifamily	857,667	41,709	2,548	—	901,924
Commercial real estate	673,783	38,139	18,389	80	730,391
Small business	228,071	2,860	8,443	527	239,901
Total(1)	$5,518,628	$309,276	$267,148	$44,178	$6,139,230
__________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
Non-Accrual and Past Due Loans
We place a loan on non-accrual status when there is substantial doubt about the borrower's ability to service its debt and other obligations or if the loan is 90 or more days past due and is not well-secured and in the process of collection. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed and the recognition of interest and fee income on that loan is discontinued until factors no longer indicate collection is doubtful and the loan has been brought current. Payments received on non-accrual loans are generally first applied to principal. A loan may be returned to accrual status when its interest or principal is current, repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. Cash payments received from the borrower and applied to the principal balance of the loan while the loan was on non-accrual status are not reversed if a loan is returned to accrual status.
If our non-accrual loans had performed in accordance with their original terms, interest income on the outstanding legal balance of these loans would have been $5.5 million and $9.7 million higher for the three months ended March 31, 2013 and 2012, respectively.
As of March 31, 2013 and December 31, 2012, the carrying value of non-accrual loans by class was as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Asset-based	$32,385	$27,759
Cash flow	71,466	51,700
Healthcare real estate	17,001	17,001
Multifamily	1,914	1,961
Commercial real estate	11,065	12,593
Small business	6,554	6,248
Total(1)	$140,385	$117,262
____________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013 and December 31, 2012, the delinquency status of loans by class was as follows:

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater Than 90 Days Past Due and Accruing
	($ in thousands)
As of March 31, 2013:
Asset-based	$59	$1,988	$2,047	$1,466,102	$1,468,149	$—
Cash flow	33,874	11,054	44,928	1,840,115	1,885,043	—
Healthcare asset-based	—	—	—	142,314	142,314	—
Healthcare real estate	—	17,001	17,001	672,043	689,044	—
Multifamily	1,242	980	2,222	910,892	913,114	—
Commercial real estate	1,598	10,446	12,044	804,093	816,137	—
Small business	1,619	1,494	3,113	252,658	255,771	—
Total(1)	$38,392	$42,963	$81,355	$6,088,217	$6,169,572	$—
As of December 31, 2012:
Asset-based	$19,207	$391	$19,598	$1,417,998	$1,437,596	$—
Cash flow	578	3,486	4,064	1,963,678	1,967,742	—
Healthcare asset-based	—	—	—	179,617	179,617	—
Healthcare real estate	—	17,001	17,001	665,058	682,059	—
Multifamily	656	999	1,655	900,269	901,924	—
Commercial real estate	1,032	12,284	13,316	717,075	730,391	—
Small business	2,994	3,932	6,926	232,975	239,901	—
Total(1)	$24,467	$38,093	$62,560	$6,076,670	$6,139,230	$—
___________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
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
We continue to recognize interest income on loans that have been identified as impaired but that have not been placed on non-accrual status.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013 and December 31, 2012, information pertaining to our impaired loans was as follows:

	March 31, 2013			December 31, 2012
	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance
	($ in thousands)
With no related allowance recorded:
Asset-based	$34,073	$70,401		$40,655	$75,547
Cash flow	27,358	78,087		48,796	118,440
Healthcare asset-based	—	12,497		—	12,246
Healthcare real estate	17,001	18,453		17,001	18,286
Multifamily	1,914	2,083		1,961	2,108
Commercial real estate	11,065	84,172		12,711	83,363
Small business	6,554	13,442		8,112	15,976
Total	97,965	279,135		129,236	325,966
With allowance recorded:
Asset-based	774	766	$(412)	867	859	$(412)
Cash flow	50,155	52,970	(8,946)	71,609	80,322	(6,072)
Total	50,929	53,736	(9,358)	72,476	81,181	(6,484)
Total impaired loans	$148,894	$332,871	$(9,358)	$201,712	$407,147	$(6,484)
______________________

(1)	Carrying value of impaired loans before applying specific reserves. Balances are net of deferred loan fees and discounts. Excludes loans held for sale.

(2)
Represents the contractual amounts owed to us by borrowers. The difference between the carrying value and the contractual amounts owed relates to the previous recognition of charge offs and are net of deferred loan fees and discounts.

As of March 31, 2013 and December 31, 2012, the carrying value of impaired loans with no related allowance recorded was $98.0 million and $129.2 million, respectively. Of these amounts, $26.3 million and $41.6 million, respectively, related to loans that were charged off to the net realizable value of the underlying collateral. These charge offs were primarily the result of impairment measurements of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $71.7 million and $87.6 million related to loans that had no recorded charge offs or specific reserves as of March 31, 2013 and December 31, 2012, respectively, based on our estimate that we ultimately will collect all principal and interest amounts due.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Average balances and interest income recognized on impaired loans, by loan class, for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013		2012
	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)
	($ in thousands)
No allowance recorded:
Asset-based	$36,957	$253	$56,784	$429
Cash flow	39,187	1,278	75,209	1,047
Healthcare asset-based	—	—	3,100	155
Healthcare real estate	17,001	—	26,571	—
Multifamily	1,937	—	1,262	—
Commercial real estate	11,857	4	103,317	1,168
Small business	7,722	221	14,699	—
Total	114,661	1,756	280,942	2,799
With allowance recorded:
Asset-based	844	—	7,370	74
Cash flow	57,952	1,477	108,636	703
Healthcare real estate	—	—	656	—
Total	58,796	1,477	116,662	777
Total impaired loans	$173,457	$3,233	$397,604	$3,576
_________________________

(1)	We did not recognize any cash basis interest income on impaired loans during the three months ended March 31, 2013 and 2012.
Allowance for Loan and Lease Losses
Our allowance for loan and lease losses represents management's estimate of incurred losses inherent in our loan and lease portfolio as of the balance sheet date. The estimation of the allowance for losses is based on a variety of factors, including past loss experience, the current credit profile and financial position of our borrowers, adverse situations that have occurred that may affect the borrowers' ability to repay, the estimated value of underlying collateral and general economic conditions. Provisions for losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.
We perform quarterly detailed reviews of our loan portfolio to identify credit risks and to assess the overall collectability of the portfolio. The allowance on certain pools of loans with similar characteristics is estimated using reserve factors derived from historical loss rates or published industry data if our lending history for a particular loan type is limited.
Each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on the borrower's financial performance and financial standing, the borrower's ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination, risk ratings are monitored and reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the borrower's financial condition, cash flow or financial position. We use risk rating aggregations to measure credit risk within the loan portfolio. In addition, we consider the market trend of collateral values and loan concentrations by borrower industries and real estate property types (where applicable).
These risk ratings, analysis of historical loss experience (updated quarterly), current economic conditions, industry performance trends, and any other pertinent information, including individual valuations on impaired loans are all considered when estimating the allowance for losses.
If the recorded investment in an impaired loan exceeds the present value of payments expected to be received, the fair value of the collateral and/or the loan's observable market price, a specific allowance is established as a component of the allowance for losses.
When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for losses. To the extent we later collect from the original borrower amounts previously charged off, we will recognize a recovery.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We also consider whether losses may have been incurred in connection with unfunded commitments to lend. In making this assessment, we exclude from consideration those commitments for which funding is subject to our approval based on the adequacy of underlying collateral that is required to be presented by a borrower or other terms and conditions.
Activity in the allowance for loan and lease losses related to our loans held for investment for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Allowance for loan and lease losses at beginning of period	$117,273	$153,631
Charge offs	(2,157)	(12,447)
Recoveries	1,629	905
Net charge offs	(528)	(11,542)
Charge offs upon transfer to held for sale	(10,957)	(1,259)
Provision for loan and lease losses	12,505	11,072
Allowance for loan and lease losses at end of period	118,293	151,902
Allowance for credit losses on unfunded lending commitments at beginning of period(1)	3,424	4,877
Release of allowance for unfunded lending commitments	(707)	(310)
Allowance for credit losses on unfunded lending commitments at end of period(1)	2,717	4,567
Total allowance for loan, lease and unfunded lending commitments	$121,010	$156,469
_______________________

(1)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in other liabilities. Unfunded lending commitments totaled $0.9 billion and $1.0 billion at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013 and December 31, 2012, the balances of the allowance for loan and lease losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

	March 31, 2013		December 31, 2012
	Loans	Allowance for Loan and Lease Losses	Loans	Allowance for Loan and Lease Losses
	($ in thousands)
Individually evaluated for impairment(1)	$146,771	$(9,358)	$198,856	$(6,484)
Other loan groups with unidentified incurred losses	6,020,678	(108,935)	5,937,518	(110,789)
Acquired loans with deteriorated credit quality	2,123	—	2,856	—
Total	$6,169,572	$(118,293)	$6,139,230	$(117,273)
_________________________

(1)	Loans individually evaluated for impairment are net of charge offs of $143.6 million and $162.5 million at March 31, 2013 and December 31, 2012, respectively.
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
During the three months ended March 31, 2013 and 2012, the aggregate carrying value of loans involved in TDRs were $12.2 million and $71.0 million, respectively, as of their respective restructuring dates. Aggregate carrying value includes principal, deferred fees and accrued interest. Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms.
As loans involved in TDRs are deemed to be impaired, such impaired loans, including those that subsequently experienced defaults, are individually evaluated in accordance with our allowance for loan and lease losses methodology under the same guidelines as non-TDR loans that are classified as impaired. Our evaluation of whether collection of interest and principal is

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

reasonably assured is based on the facts and circumstances of each individual borrower and our assessment of the borrower's ability and intent to repay in accordance with the revised loan terms. We generally consider such factors as historical operating performance and payment history of the borrower, indications of support by sponsors and other interest holders, the terms of the TDR, the value of any collateral securing the loan and projections of future performance of the borrower as part of this evaluation.
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
The aggregate carrying values of loans that had been restructured in TDRs as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Non-accrual	$111,904	$62,815
Accruing	8,599	83,367
Total	$120,503	$146,182

The specific reserves related to these loans were $8.7 million and $1.6 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, we had unfunded commitments related to these restructured loans of $6.4 million and $21.1 million, respectively.
The following table rolls-forward the balance of loans modified in TDRs for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Beginning balance of TDRs	$146,182	$309,003
New TDRs	9,868	8,176
Draws and pay downs on existing TDRs, net	(6,622)	(29,568)
Loan sales and payoffs	(28,106)	(23,606)
Charge offs post modification	(819)	(7,010)
Ending balance of TDRs	$120,503	$256,995

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The number and aggregate carrying values of loans involved in TDRs that occurred during the three months ended March 31, 2013 were as follows:

	Three Months Ended March 31, 2013
	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR(2)
	($ in thousands)
Asset-based:
Discounted payoffs	1	$209	$—
Cash flow:
Maturity extension	1	248	248
Payment deferral	1	571	571
Multiple concessions	3	8,325	8,325
	5	9,144	9,144
Small business:
Discounted payoffs	2	565	—
Foreclosures	2	766	—
Multiple concessions	1	1,498	1,498
	5	2,829	1,498
Total(1)	11	$12,182	$10,642
______________________

(1)	Includes deferred loan fees and discounts.

(2)	Represents the carrying value immediately following the modification of the loan; does not represent the carrying value as of March 31, 2013.
During the three months ended March 31, 2013, one cash flow loan experienced default after the initial restructuring. As of March 31, 2013, the carrying value of this loan was $0.5 million.
A summary of concessions granted by loan type, including the accrual status of the loans as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013			December 31, 2012
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)
Commercial and industrial:
Maturity extension	$62,211	$8,599	$70,810	$14,166	$59,513	$73,679
Payment deferral	567	—	567	—	—	—
Multiple concessions	36,756	—	36,756	36,786	23,711	60,497
	99,534	8,599	108,133	50,952	83,224	134,176
Real estate:
Maturity extension	59	—	59	59	—	59
Payment deferral	595	—	595	617	—	617
Multiple concessions	1,847	—	1,847	200	143	343
	2,501	—	2,501	876	143	1,019
Real estate - construction:
Maturity extension	9,869	—	9,869	10,758	—	10,758
Multiple concessions	—	—	—	229	—	229
	9,869	—	9,869	10,987	—	10,987
Total	$111,904	$8,599	$120,503	$62,815	$83,367	$146,182

We have experienced losses incurred on some TDRs subsequent to their initial restructuring. These losses include both additional specific reserves and charge offs on the restructured loans. The majority of such losses has been incurred on our commercial loans and is primarily due to the borrowers' failure to consistently meet their financial forecasts that formed the bases for our restructured loans. Examples of circumstances that resulted in the borrowers not being able to meet their forecasts included acquisitions of other businesses that did not have the expected positive impact on financial results, significant delays in launching

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

products and services, and continued deterioration in the pricing estimates of businesses and product lines that the borrower expected to sell to generate proceeds to repay the loan.
Losses incurred on TDRs since their initial restructuring by concession and loan type for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Commercial and industrial:
Interest rate and fee reduction	$—	$3
Maturity extension	6,057	3,397
Payment deferral	—	4
Multiple concessions	1,896	2,818
	7,953	6,222
Real estate:
Maturity extension	—	950
Real estate - construction:
Maturity extension	—	319
Multiple concessions	229	—
	229	319
Total	$8,182	$7,491

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three months ended March 31, 2013, 79.6% related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status, as of March 31, 2013. We recognized approximately $146 thousand of interest income for the three months ended March 31, 2013 on the commercial loans that experienced losses during these periods.
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
Real Estate Owned (“REO”)
When we foreclose on a real estate asset that collateralizes a loan or other assets, we record the acquired assets at their estimated fair value less costs to sell at the time of foreclosure if the related asset is classified as held for sale. Upon foreclosure, we evaluate the asset's fair value as compared to the asset's carrying amount and record a charge off when the carrying amount of the asset exceeds fair value less costs to sell. For REO determined to be held for sale, subsequent valuation adjustments are recorded as a valuation allowance, which is recorded as a component of net expense of real estate owned and other foreclosed assets. REO that does not meet the criteria of held for sale is classified as held for use and initially recorded at its fair value. Except for land acquired, the real estate asset is subsequently depreciated over its estimated useful life. Fair value adjustments on REO held for use are recorded only if the carrying amount of an asset is not recoverable and exceeds its estimated fair value less cost to sell.
Activity related to REO held for sale for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Balance as of beginning of period	$6,979	$23,649
Transfers from loans held for investment and other assets	728	11,441
Fair value adjustments	(37)	(204)
Real estate sold	(1,433)	(2,333)
Balance as of end of period	$6,237	$32,553
During the three months ended March 31, 2013 and 2012, we recognized gains of $0.5 million and $0.8 million, respectively, on the sales of REO held for sale as a component of expense of real estate owned and other foreclosed assets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Foreclosed Assets
When we foreclose on a borrower whose underlying collateral consists of loans or other assets, we record the acquired assets at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the estimated fair value of the acquired assets. We may also write down or record allowances on the acquired loans or assets subsequent to foreclosure if such loans or assets experience additional deterioration. As of March 31, 2013 and December 31, 2012, we had $3.2 million and $4.8 million, respectively, of assets acquired through foreclosure with no valuation allowance which were recorded in other assets. The reserve release and provision for losses and gains on sales of other foreclosed assets, which were recorded as a component of expense of real estate owned and other foreclosed assets, net for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Release of reserve for losses on other foreclosed assets	$(3)	$(697)
Gains on sales of other foreclosed assets	—	—

Note 4. Investments
Investment Securities, Available-for-Sale
As of March 31, 2013 and December 31, 2012, our investment securities, available-for-sale were as follows:

	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Agency securities	$868,085	$20,763	$(1,255)	$887,593	$960,864	$23,464	$(807)	$983,521
Asset-backed securities	4,381	216	—	4,597	9,280	312	—	9,592
Collateralized loan obligations	12,680	12,590	—	25,270	13,418	12,832	—	26,250
Non-agency MBS	36,929	787	(187)	37,529	40,937	689	(279)	41,347
U.S. Treasury and agency securities	16,671	760	—	17,431	17,632	683	—	18,315
Total	$938,746	$35,116	$(1,442)	$972,420	$1,042,131	$37,980	$(1,086)	$1,079,025
Included in investment securities, available-for-sale, were agency securities which included commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae; asset-backed securities; investments in collateralized loan obligations; commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”) and U.S. Treasury and agency asset-backed securities issued by the Small Business Administration (“SBA ABS”).
The amortized cost and fair value of investment securities, available-for-sale pledged as collateral to the Federal Home Loan Banks ("FHLB") and government agencies as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$116,621	$122,044	$190,113	$197,911
Government agencies(1)	9,013	9,188	5,390	5,439
	$125,634	$131,232	$195,503	$203,350
___________________________

(1)	Represents the amounts pledged as collateral to secure funds deposited by local government agencies.
Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and included in gain on sales or calls of investments, net. During the three months ended March 31, 2013 and 2012, we had no proceeds from sales of investment securities, available-for-sale. During the three months ended March 31, 2013, we had calls and repayments on investment securities, available for sale of $103.6 million, respectively, with a net amortized premium of $0.6 million. During the three months ended March 31, 2012, we had calls and repayments on investment securities, available for sale of $89.8 million and purchases of $39.3 million, with a net amortized discount of $0.1 million.
During the three months ended March 31, 2013 and 2012, we had $(1.6) million and $1.4 million, respectively, of net unrealized after-tax (losses) gains as a component of accumulated other comprehensive income, net.
During the three months ended March 31, 2013, we recorded $68 thousand of other-than-temporary impairments (“OTTI”) related to a decline in the fair value of our collateralized loan obligations which was recorded as a component of gain on sales or calls of investments, net. We recorded no OTTI during the three months ended March 31, 2012.
During the three months ended March 31, 2013 and 2012, we recorded $1.6 million and $0.5 million, respectively, of dividends which were recorded as a component of gain on sales or calls of investments, net.
Investment Securities, Held-to-Maturity
As of March 31, 2013 and December 31, 2012, investment securities, held-to-maturity consisted primarily of investment-grade rated commercial mortgage-backed securities and collateralized loan obligations. One commercial mortgage-backed security with an amortized cost of $6.3 million was rated BB. The amortized cost, gross unrealized gains and losses, and estimated fair value of held-to-maturity securities were as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Amortized Cost	$103,683	$108,233
Unrealized Gains	1,952	3,531
Unrealized Losses	—	(376)
Fair Value	105,635	111,388
The amortized costs and estimated fair values of the investment securities, held-to-maturity pledged as collateral as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$4,062	$4,431	$4,060	$4,497
FRB	59,843	60,041	87,038	88,381
	$63,905	$64,472	$91,098	$92,878
During the three months ended March 31, 2013 and 2012, we recorded $2.3 million and $1.1 million, respectively, of interest income on investment securities, held-to-maturity which were recorded as a component of interest income in investment securities. During the three months ended March 31, 2013, we had calls and purchases of investment securities, held-to-maturity of $28.7 million and $22.9 million, respectively, with a net amortized discount of $1.2 million. During the three months ended March 31, 2012, we had calls of investment securities, held-to-maturity of $1.1 million with a net amortized discount of $0.4 million.

Unrealized Losses on Investment Securities
As of March 31, 2013 and December 31, 2012, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	($ in thousands)
As of March 31, 2013
Investment securities, available-for-sale:
Agency securities	$(1,208)	$108,392	$(47)	$10,194	$(1,255)	$118,586
Non-agency MBS	(169)	8,496	(18)	915	(187)	9,411
Total investment securities, available-for-sale	$(1,377)	$116,888	$(65)	$11,109	$(1,442)	$127,997
Total investment securities, held-to-maturity	—	—	$—	$—	$—	$—

As of December 31, 2012
Investment securities, available-for-sale:
Agency securities	$(807)	$115,447	—	—	$(807)	$115,447
Non-agency MBS	(245)	8,651	(34)	1,175	(279)	9,826
Total investment securities, available-for-sale	$(1,052)	$124,098	$(34)	$1,175	$(1,086)	$125,273
Total investment securities, held-to-maturity	$—	$—	(376)	59,284	$(376)	$59,284
Investment securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI. As of March 31, 2013 and December 31, 2012, we do not believe that any unrealized losses in our investment securities portfolio represent an OTTI. The unrealized losses are attributable to fluctuations in the market prices of the securities due to market conditions and interest rate levels. Agency securities have the highest debt rating and are backed by government-sponsored entities. As of March 31, 2013, each of the agency, non-agency, and commercial MBS securities with unrealized losses had investment grade ratings and were well supported. Based on our analysis of each security in an unrealized loss position, we have both the intent and ability to hold these securities until we can expect to recover the entire amortized cost basis of the impaired securities.
Contractual Maturities
As of March 31, 2013, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities, Available-for-Sale		Investment Securities, Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Due in one year or less	$—	$—	—	—
Due after one year through five years	205	205	—	—
Due after five years through ten years(1)	36,817	38,616	59,843	60,041
Due after ten years(2)(3)	901,724	933,599	43,840	45,594
Total	$938,746	$972,420	$103,683	$105,635
____________________

(1)
Includes Agency and Non-agency MBS including CMBS with fair values of $21.9 million and $76.7 million, respectively, and weighted average expected maturities of approximately 2.40 and 1.21 years, respectively, based on interest rates and expected prepayment speeds as of March 31, 2013.

(2)
Includes Agency, Non-agency MBS including CMBS, and collateralized loan obligations with fair values of $883.1 million, $48.0 million, and $48.2 million, respectively, and weighted average expected maturities of approximately 3.18, 3.56, and 5.75 years, respectively, based on interest rates and expected prepayment speeds as of March 31, 2013.

(3)	Includes securities with no stated maturity.

Other Investments
As of March 31, 2013 and December 31, 2012, our other investments were as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Investments carried at cost	$22,388	$23,963
Investments accounted for under the equity method	35,997	36,400
Total	$58,385	$60,363
Proceeds and net pre-tax gains from sales of other investments for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Proceeds from sales	$330	$2,120
Gain from sales	330	1,426
During the three months ended March 31, 2012 we recorded $2.6 million of OTTI relating to our investments carried at cost which was recorded as a component of gain on sales or calls of investments, net. We recorded no OTTI during the three months ended March 31, 2013.

Note 5. Deposits
As of March 31, 2013 and December 31, 2012, the Bank had $5.7 billion and $5.6 billion, respectively, in deposits insured up to the maximum limit by the FDIC. As of March 31, 2013 and December 31, 2012, the Bank had $667.9 million and $597.8 million, respectively, of certificates of deposit in the amount of $250,000 or more and $2.8 billion and $2.6 billion, respectively, of certificates of deposit in the amount of $100,000 or more.
As of March 31, 2013 and December 31, 2012, interest-bearing deposits at the Bank were as follows:

	March 31, 2013		December 31, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$262,976	0.50%	$257,961	0.49%
Savings	671,949	0.52%	704,890	0.52%
Certificates of deposit	4,798,025	0.95%	4,616,419	0.94%
Total interest-bearing deposits	$5,732,950	0.88%	$5,579,270	0.87%
As of March 31, 2013, certificates of deposit detailed by maturity were as follows ($ in thousands):

Maturing by:
March 31, 2014	$4,261,018
March 31, 2015	401,428
March 31, 2016	67,655
March 31, 2017	35,653
March 31, 2018	32,271
Total	$4,798,025

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2013 and 2012, interest expense on deposits was as follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Savings and money market	$1,187	$1,885
Certificates of deposit	10,982	11,460
Fees for early withdrawal	(63)	(54)
Total interest expense on deposits	$12,106	$13,291

Note 6. Variable Interest Entities
Troubled Debt Restructurings
Certain of our loan modifications qualify as events that require reconsideration of our borrowers as variable interest entities. Through reconsideration, we determined that certain of our borrowers involved in TDRs did not hold sufficient equity at risk to finance their activities without subordinated financial support. As a result, we concluded that these borrowers were VIEs. We also determined that we should not consolidate these borrowers because we do not have a controlling financial interest. The equity investors of these borrowers have the power to direct the activities that will have the most significant impact on the economics of these borrowers. These equity investors' interests also provide them with rights to receive benefits in the borrowers that could be significant. As a result, we have determined that the equity investors continue to have a controlling financial interest in the borrowers subsequent to the restructuring.
Our interests in borrowers qualifying as variable interest entities were $106.5 million and $115.4 million as of March 31, 2013 and December 31, 2012, respectively, and are included in loans held for investment. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was $139.8 million and $151.9 million as of March 31, 2013 and December 31, 2012, respectively.
Term Debt Securitizations
In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by their underlying assets, which primarily comprise loans contributed to the securitizations. We service the underlying loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying loans. The Issuers have all of the legal obligations to repay the outstanding notes and certificates and we have no legal obligation to contribute additional assets to the Issuers. As of March 31, 2013 and December 31, 2012, the total outstanding balances of these commercial term debt securitizations were $258.5 million and $398.9 million, respectively. These amounts include $184.4 million and $221.7 million of notes and certificates that we held as of March 31, 2013 and December 31, 2012, respectively.
We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance and have concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we have concluded that we are the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we report the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. As of March 31, 2013 and December 31, 2012, the carrying amounts of the consolidated liabilities related to the Issuers were $74.2 million and $177.4 million, respectively. These amounts include term debt and represent obligations for which there is only legal recourse to the Issuers. As of March 31, 2013 and December 31, 2012, the carrying amounts of the consolidated assets related to the Issuers were $218.8 million and $345.4 million, respectively. These amounts include loans held for investment, net and relate to assets that can only be used to settle obligations of the Issuers.
During 2010, we delegated certain of our collateral management and special servicing rights in the 2006-A term debt securitization trust (the "2006-A Trust") and sold our equity interest and certain notes issued by the 2006-A Trust. As a result of this transaction, we determined that we no longer had the power to direct the activities that most significantly impact the economic performance of the 2006-A Trust. Therefore, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust.
As of March 31, 2013 and December 31, 2012, the fair value of our remaining interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization and held as of March 31, 2013 and December 31, 2012 was $25.3

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

million and $26.3 million, respectively, and was classified as investment securities, available-for-sale. We have no additional funding commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust since the deconsolidation. This swap exposure had a fair value to the counterparty of $12.5 million and $13.5 million as of March 31, 2013 and December 31, 2012, respectively. The interests in the Trust and the swap guarantee comprise our maximum exposure to loss related to the 2006-A Trust. During the three months ended March 31, 2013, we recorded gross unrealized losses of $0.2 million included as a component of other comprehensive income, on the securities that we still hold in the 2006-A Trust as of March 31, 2013.

Note 7. Borrowings
As of March 31, 2013 and December 31, 2012, the composition of our outstanding borrowings was as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Term debt - obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc. (1)	$74,167	$177,188
Other borrowings:
Subordinated debt	409,774	410,738
FHLB SF borrowings	600,000	595,000
Total other borrowings	1,009,774	1,005,738
Total borrowings	$1,083,941	$1,182,926
_______________________

(1)	Amounts presented are net of debt discounts of $7 thousand and $21 thousand as of March 31, 2013 and December 31, 2012, respectively.
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

Our outstanding term debt transactions held by third parties as of March 31, 2013 and December 31, 2012, were as follows:

	Amounts Issued	Outstanding Third Party Held Debt Balance as of		Interest Rate Spread(1)	Original Expected Maturity Date
		March 31, 2013	December 31, 2012
	($ in thousands)
2006-1
Class C	68,447	—	1,119	0.55%	September 20, 2010
Class D	52,803	18,484	24,371	1.30%	December 20, 2010
	121,250	18,484	25,490
2006-2
Class D(2)	101,250	35,690	84,597	1.52%	June 20, 2013
Class E(3)	56,250	20,000	20,000	2.50%	June 20, 2013
	157,500	55,690	104,597
2007-1
Class C	84,000	—	19,448	0.65%	February 20, 2013
Class D	48,000	—	27,674	1.50%	September 20, 2013
	132,000	—	47,122
Total		$74,174	$177,209
____________________

(1)	All of our term debt securitizations outstanding as of March 31, 2013 incur interest based on one-month LIBOR, which was 0.20% and 0.21% as of March 31, 2013 and December 31, 2012, respectively.

(2)
We repurchased certain bonds from third party investors at fair market value. The total of $1.2 million of repurchased debt reflects two classes of the 2006-2 securitization as of March 31, 2013. The tables reflect outstanding debt to third party investors, and therefore, eliminate the portions of debt owned by us.

(3)	$20.0 million of these securities were originally offered for sale. The remaining $36.3 million of the securities are retained by us.
Convertible Debt
We have issued convertible debentures as part of our financing activities. Our 7.25% Senior Convertible Debentures due 2037 (originally issued in July 2007) were repurchased in full during 2012 and extinguished leaving no remaining convertible debentures.
For the three months ended March 31, 2013 and 2012, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Interest expense recognized on:
Contractual interest coupon	$—	$490
Amortization of deferred financing fees	—	4
Amortization of debt discount	—	32
Total interest expense recognized	$—	$526
Effective interest rate on the liability component:
7.25% Senior Subordinated Convertible Debentures due 2037 (1)	—%	7.79%
____________________
(1)    Repurchased in full during 2012.

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
In March 2012, we purchased an aggregate of $26.1 million of preferred securities from our TP Trusts 2005-1 and 2006-4 at a discount from liquidation value. As a result of this purchase, the related subordinated debt of $26.1 million was exchanged and cancelled in the second quarter of 2012.
FHLB SF Borrowings and FRB Credit Program
The Bank is a member of the FHLB SF. As of March 31, 2013 and December 31, 2012, the Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Borrowing capacity	$838,848	$841,309
Less: outstanding principal	(600,000)	(595,000)
Less: outstanding letters of credit	(300)	(300)
Unused borrowing capacity	$238,548	$246,009
The Bank is an approved depository institution under the primary credit program of the FRB SF's discount window and is eligible to borrow from the Federal Reserve Board ("FRB") for short periods, generally overnight. As of March 31, 2013 and December 31, 2012, collateral with amortized costs of $59.8 million and $87.0 million, respectively, and fair values of $60.0 million and $88.4 million, respectively, had been pledged under this program. As of March 31, 2013 and December 31, 2012, there were no borrowings outstanding.

Note 8. Shareholders' Equity
Common Stock Shares Outstanding
Common stock share activity for the three months ended March 31, 2013 was as follows:

Outstanding as of December 31, 2012	209,551,674
Repurchase of common stock	(15,002,800)
Exercise of options	494,562
Restricted stock activity	767,343
Outstanding as of March 31, 2013	195,810,779
Accumulated other comprehensive income, net
Accumulated other comprehensive income, net, as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013
	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance as of January 1, 2013	$24,650	$—	$24,650
Other comprehensive loss before reclassifications, net of tax benefit of $1.3 million (1)	(1,927)	—	(1,927)
Amounts reclassified from accumulated other comprehensive income, net (2)	298	—	298
Other comprehensive loss, net of tax benefit of $1.3 million	(1,629)	—	(1,629)
Ending balance as of March 31, 2013	$23,021	$—	$23,021

(1)	Gross amount included in Investment securities interest income, with related tax impact included in Deferred tax assets, net.

(2)	Gross amount included in Other non-interest expense, net, with no related tax impact.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance as of January 1, 2012	$19,055	$351	$19,406
Other comprehensive income before reclassifications, net of tax benefit of $1.5 million (1)	7,303	—	7,303
Amounts reclassified from accumulated other comprehensive income, net of tax (benefit) expense of $(0.7) million and $350.5 thousand, respectively (2)	(1,708)	(351)	(2,059)
Other comprehensive income (loss), net of tax (benefit) expense of $(2.2) million and $350.5 thousand, respectively	5,595	(351)	5,244
Ending balance as of December 31, 2012	$24,650	$—	$24,650

(1)	Gross amount included in Investment securities interest income, with related tax impact included in Deferred tax assets, net.

(2)
Gross amounts included in Gain on investments, net, and Other non-interest income, net, respectively. Related tax impact amounts are included in Income tax (benefit) expense and Other non-interest income, net, respectively.

Note 9. Income Taxes
We provide for income taxes as a “C” corporation on income earned from operations. We are subject to federal, foreign, state and local taxation in various jurisdictions.
In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. During 2012, we reversed a significant portion of the valuation allowance, and such reversal was recorded as a benefit in our income tax expenses. The deferred tax asset was evaluated based on our evaluation of the available positive and negative evidence, including the associated character and jurisdiction of the deferred tax asset along with our ability to realize the deferred tax asset. A valuation allowance remains in effect with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods. As of March 31, 2013 and December 31, 2012, the valuation allowance was $128.1 million and $128.6 million, respectively.
Consolidated income tax expense for the three months ended March 31, 2013 and 2012 was $21.6 million and $25.7 million, respectively. The tax expense for the three months ended March 31, 2013 was primarily the result of the tax expense on the pre-tax book income. The tax expense for the three months ended March 31, 2012 was primarily the result of the additional valuation allowance needed to fully offset the Bank's net deferred tax assets.
The effective income tax rate on our consolidated net income was 42.4% for the three months ended March 31, 2013, and 50.8% for the three months ended March 31, 2012, respectively.
We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2011. We are currently under examination by the Internal Revenue Service for the tax years 2006 through 2008, and by certain state jurisdictions for the tax years 2006 to 2010.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Net Income Per Share
The computations of basic and diluted net income per share for the three months ended March 31, 2013 and 2012, respectively, were as follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands, except per share data)
Net income	$29,348	$24,938
Average shares - basic	201,408,526	241,078,624
Effect of dilutive securities:
Option shares	2,558,588	2,355,401
Stock units and unvested restricted stock	2,273,099	4,164,506
Average shares - diluted	206,240,213	247,598,531
Basic net income per share	$0.15	$0.10
Diluted net income per share	$0.14	$0.10
The weighted average shares that have an anti-dilutive effect in the calculation of diluted net income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended March 31,
	2013	2012
Stock units	4	2,791,526
Stock options	1,648,958	7,132,547
Shares issuable upon conversion of convertible debt (1)	—	921,886
Unvested restricted stock	155,155	4,586,197
_____________________________

(1)	As of March 31, 2013, there was no convertible debt outstanding.

Note 11. Bank Regulatory Capital
CapitalSource Bank is subject to various regulatory capital requirements established by federal and state regulatory agencies. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. The Bank's capital amounts and other requirements are also subject to qualitative judgments by its regulators about risk weightings and other factors.
Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, the Bank must be “well-capitalized” and at all times have a minimum total risk-based capital ratio of 15%, a minimum Tier-1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. The Bank's ratios and the minimum requirements as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013				December 31, 2012
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Tier-1 Leverage	$972,494	13.38%	$363,388	5.00%	$933,837	13.06%	$357,443	5.00%
Tier-1 Risk-Based Capital	972,494	15.42	378,354	6.00	933,837	15.24	367,651	6.00
Total Risk-Based Capital	1,051,609	16.68	945,884	15.00	1,010,746	16.50	919,128	15.00

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies
We provide letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of March 31, 2013 and December 31, 2012, we had issued $39.7 million and $54.2 million, respectively, in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have posted cash and investment securities as collateral under these arrangements.
As of March 31, 2013 and December 31, 2012, we had committed lending arrangements to our borrowers of approximately $7.4 billion of which approximately $0.9 billion and $1.0 billion were unfunded, respectively. As of March 31, 2013 and December 31, 2012, the Bank had total unfunded commitments of $856.4 million and $922.4 million, respectively. As of March 31, 2013 and December 31, 2012, the Parent Company had total unfunded commitments of $59.1 million and $88.5 million, respectively. Our failure to satisfy our full contractual funding commitment to one or more of our borrower's could create a breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.
From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 13.  Derivative Instruments
We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of March 31, 2013 and December 31, 2012, none of our derivatives were designated as hedging instruments pursuant to GAAP.
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
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of March 31, 2013, the gross positive fair value of derivative financial instruments was $392 thousand; our master netting arrangements reduced the exposure to this positive fair value by $38 thousand.
We report our derivatives at fair value on a gross basis irrespective of our master netting arrangements. We held no collateral against our derivatives in asset positions as of March 31, 2013 and December 31, 2012. For derivatives that were in a liability position, we had posted collateral of $1.5 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, we also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at the Bank.
During the three months ended March 31, 2013, no interest rate swaps were terminated.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013 and December 31, 2012, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

	March 31, 2013			December 31, 2012
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Other Assets	Other Liabilities		Other Assets	Other Liabilities
	($ in thousands)			($ in thousands)
Interest rate contracts	$5,492	$—	$6	$6,712	$—	$11
Foreign exchange contracts	33,629	392	38	34,553	—	471
Total	$39,121	$392	$44	$41,265	$—	$482
The gains and losses on our derivative instruments recognized during the three months ended March 31, 2013 and 2012, as well as the locations of such gains and losses in our audited consolidated statements of operations were as follows:

	Location	Gain (Loss) Recognized in Income During the Three Months Ended March 31,
		2013	2012

Interest rate contracts	Gain (loss) on derivatives, net	$—	$336
Foreign exchange contracts	Gain (loss) on derivatives, net	(814)	(439)
Total		$(814)	$(103)

Note 14. Fair Value Measurements
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
Investment Securities, Available-for-Sale
Investment securities, available-for-sale, consist of Agency MBS, Non-agency MBS, asset-backed securities, and collateralized loan obligations that are carried at fair value on a recurring basis and classified as available-for-sale securities. Fair value adjustments on these investments are generally recorded through other comprehensive income. However, if impairment on an investment, available-for-sale is deemed to be other-than-temporary, all or a portion of the fair value adjustment may be reported in earnings. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. These securities are primarily classified within Level 2 of the fair value hierarchy. No available for sale securities were transferred from or into Level 3 during the year ending March 31, 2013.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities, Held-to-Maturity
Investment securities, held-to-maturity consist of commercial mortgage-backed-securities and collateralized loan obligations. These securities are generally recorded at amortized cost, but are recorded at fair value on a non-recurring basis to the extent we record an OTTI on the securities. Fair value measurements are determined using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads.
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
Impaired collateral dependent commercial real estate loans for which ultimate collection depends solely on the sale of the collateral are charged off to the estimated fair value of the collateral less estimated costs to sell. For certain of these loans, we charged off to an amount different than the value indicated by the most recent appraisal; this was primarily the result of the appraisal being outdated. As of March 31, 2013 and December 31, 2012, we charged off an additional $32.8 million, net, and $32.2 million, net, respectively, in loan balances compared with amounts that would have been charged off based on the appraised values of the collateral.
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
As of March 31, 2013, $41.8 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data.
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
FHLB SF Stock
Our investment in FHLB SF stock is recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but may be sold back to the FHLB SF at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB SF and its overall financial condition. No impairment losses on our investment in FHLB SF stock have been recorded through March 31, 2013.
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Other Borrowings
Our other borrowings comprise subordinated debt and FHLB borrowings. For disclosure purposes, the fair value of our subordinated debt is determined based on recent third party purchases of our debt when available and based on indicative price quotes received from market participants when recent transactions have not occurred.  The carrying value of our FHLB borrowings is deemed to approximate fair value.
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Carried at Fair Value on a Recurring Basis
Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of March 31, 2013 were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$887,593	$—	$887,593	$—
Assets-backed securities	4,597	—	4,597	—
Collateralized loan obligations	25,270	—	—	25,270
Non-agency MBS	37,529	—	37,529	—
U.S. Treasury and agency securities	17,431	—	17,431	—
Total investment securities, available-for-sale	$972,420	$—	$947,150	$25,270
Other assets held at fair value
Derivative assets	392	—	392	—
Total Assets	$972,812	$—	$947,542	$25,270
Liabilities
Other liabilities held at fair value:
Derivative liabilities	$44	$—	$44	$—

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2012 were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$983,521	$—	$983,521	$—
Asset-backed securities	9,592	—	9,592	—
Collateralized loan obligation	26,250	—	—	26,250
Non-agency MBS	41,347	—	41,347	—
U.S. Treasury and agency securities	18,315	—	18,315	—
Total assets	$1,079,025	$—	$1,052,775	$26,250
Liabilities
Derivative liabilities	$482	$—	$482	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended March 31, 2013 that have been classified in Level 3 of the fair value hierarchy was as follows:

Investment Securities, Available-for-Sale
Collateralized Loan Obligation
($ in thousands)
Balance as of January 1, 2013	$26,250
Realized and unrealized gains (losses):
Included in income	826
Included in other comprehensive income, net	(242)
Total realized and unrealized gains (losses)	584
Transfers to/from Level 3
Transfers into Level 3	—
Transfers out of Level 3	—
Total Level 3 transfers	—
Sales, issuances, and settlements:
Settlements	(1,564)
Total sales, issuances, and settlements	(1,564)
Balance as of March 31, 2013	$25,270

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three months ended March 31, 2013 and 2012, reported in interest income and gain on investments, net were as follows:

	Interest Income		(Loss) Gain on Investments, Net
	Three Months Ended March 31,
	2013	2012	2013	2012
	($ in thousands)
Total gains (losses) included in earnings for the period	$894	$814	$(68)	$(5)
Unrealized gains (losses) relating to assets still held at reporting date	894	803	(68)	(5)

Assets Carried at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets, including related transaction costs, for which nonrecurring fair value adjustments were recorded as of March 31, 2013 and December 31, 2012, classified by their position in the fair value hierarchy.

	March 31, 2013				December 31, 2012
	Fair Value Measurement as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)				($ in thousands)
Assets
Loans held for sale	$8,263	$—	$8,263	$—	$1,000	$—	$1,000	$—
Loans held for investment	6,920	—	—	6,920	9,287	—	—	9,287
Investments carried at cost	—	—	—	—	597	—	571	26
Real estate owned	4,864	—	1,812	3,052	6,178	—	1,844	4,334
Other foreclosed assets, net	—	—	—	—	—	—	—	—
Total assets	$20,047	$—	$10,075	$9,972	$17,062	$—	$3,415	$13,647

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net losses of the assets resulting from nonrecurring fair value adjustments for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Assets
Loans held for sale	$5,984	$—
Loans held for investment	1,484	6,247
Investments carried at cost	—	2,605
Real estate owned	37	261
Other foreclosed assets, net	—	81
Total net loss from nonrecurring measurements	$7,505	$9,194

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2013 a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of March 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	($ in thousands)
Assets
Collateralized loan obligation	$25,270	Third-Party Pricing	Marketability Discount	N/A(1)
			Illiquidity Discount	N/A(1)

Loans held for investment
Services	2,600	Market Approach	EBITDA Multiple	4x

Commercial Real Estate	4,320	Market and Income Approach	Price Per Square Foot	$19.00 - $565.00 ($255.83)
			Room Revenue Multiple	2.4x - 3.0x (2.5x)
			Illiquidity Discount	60.0%
			Marketability Discount	13% - 68% (37.6%)
			Capitalization Rate	8.8% - 20% (14.2%)
Total loans held for investment	6,920

Real estate owned	3,052	Market Approach	Marketability Discount	65.1%
			Illiquidity Discount	40.0%
			Price Per Square Foot	$739.88
	$35,242
______________________

(1)	Information is unavailable as valuation was obtained from third-party pricing services.
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below provides fair value estimates for our financial instruments as of March 31, 2013 and December 31, 2012, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	March 31, 2013					December 31, 2012
	Carrying Value	Fair Value				Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Cash and cash equivalents	$334,833	$334,833	$—	$—	$334,833	$299,086	$299,086	$—	$—	$299,086
Restricted cash	104,468	104,468	—	—	104,468	104,044	104,044	—	—	104,044
Loans held for sale	27,938	—	28,288	—	28,288	22,719	—	22,723	—	22,723
Loans held for investment, net	6,051,279	—	—	5,960,704	5,960,704	6,021,957	—	—	5,953,226	5,953,226
Investments carried at cost	22,388	—	—	51,657	51,657	23,963	—	—	61,742	61,742
Investments accounted for under the equity method	35,997	1,081	12,342	23,400	36,823	36,400	1,087	12,372	24,055	37,514
Investment securities, held-to-maturity	103,683	—	105,635	—	105,635	108,233	—	111,388	—	111,388
Liabilities:
Deposits	5,732,950	934,925	4,804,570	—	5,739,495	5,579,270	962,851	4,626,715	—	5,589,566
FHLB Borrowings	600,000	—	618,986	—	618,986	595,000	—	614,062	—	614,062
Term debt	74,167	—	—	62,777	62,777	177,188	—	—	146,548	146,548
Subordinated debt	409,774	—	272,500	—	272,500	410,738	—	273,141	—	273,141
Loan commitments and letters of credit	—	—	—	18,067	18,067	—	—	—	21,559	21,559

Note 15. Segment Data
For the three months ended March 31, 2013 and 2012, we operated as two reportable segments: the Bank and Other Commercial Finance. The Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company.
The financial results of our operating segments as of and for the three months ended March 31, 2013 were as follows:

	Three Months Ended March 31, 2013
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$102,356	$9,966	$773	$113,095
Interest expense	14,791	3,372	—	18,163
Provision for loan and lease losses	3,152	9,353	—	12,505
Non-interest income	13,533	5,242	(5,557)	13,218
Non-interest expense	38,906	10,653	(4,904)	44,655
Net income (loss) before income taxes	59,040	(8,170)	120	50,990
Income tax expense (benefit)	24,397	(2,755)	—	21,642
Net income (loss)	$34,643	$(5,415)	$120	$29,348
Total assets as of March 31, 2013	$7,556,099	$947,144	$(20,566)	$8,482,677
Total assets as of December 31, 2012	7,371,643	1,190,044	(12,682)	8,549,005

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The financial results of our operating segments for the three months ended March 31, 2012 were as follows:

	Three Months Ended March 31, 2012
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$98,620	$22,702	$(1,245)	$120,077
Interest expense	16,059	4,799	—	20,858
Provision for loan and lease losses	1,903	9,169	—	11,072
Non-interest income	15,469	3,491	(7,410)	11,550
Non-interest expense	41,164	15,560	(7,674)	49,050
Net income (loss) before income taxes	54,963	(3,335)	(981)	50,647
Income tax expense	23,159	2,550	—	25,709
Net income (loss)	$31,804	$(5,885)	$(981)	$24,938
The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2012, included in our Form 10-K.
Intercompany Eliminations
The intercompany eliminations consist of eliminations for intercompany activity among the segments. Such activities primarily include services provided by the Parent Company to the Bank and by the Bank to the Parent Company, loan sales between the Parent Company and the Bank, and daily loan collections received at the Bank for Parent Company loans and daily loan disbursements paid at the Parent Company for the Bank loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our interest spread, asset yield and interest rate risk management, Parent Company asset run off, CapitalSource Bank net interest margin, CapitalSource Bank loan and lease portfolio growth and production, Parent Company and CapitalSource Bank liquidity, our expectations regarding the timing of our BHC filing and approval and converting CapitalSource Bank's charter to a commercial charter, unfunded loan commitments, capital management strategies, including share repurchases, loan repayments, and expectation about the deferred tax asset valuation allowance reversal. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions or investment or lending opportunities; changes in interest rates and lending spreads; competitive and other market pressures on product pricing and services; unfavorable changes in asset mix; changes in the forward yield curve; increases or decreases in market interest rates; changes in the relationship between yields on investments and loans repaid and yields on assets reinvested; deteriorations or disruptions in credit and other markets; borrowers' lack of financial strength or other inability to repay loans; the Parent Company's decision to make new loans or extend existing loans may affect the timing of loan portfolio run off; compression of spreads on newly originated loans; higher than anticipated payoff levels on higher yielding loans; changes in our loan products could further compress NIM; changes in economic or competitive market conditions could negatively impact investment or lending opportunities or product pricing and services; reduced demand for our services; our inability to grow deposits and access wholesale funding sources; regulatory safety and soundness considerations could increase capital requirements; the success and timing of other business strategies and asset sales; drawdown of Parent Company unfunded commitments substantially in excess of historical drawings; lower than expected Parent Company's recurring tax basis income; lower than expected taxable income at CapitalSource Bank for which CapitalSource Bank has to reimburse the Parent Company for income tax expenses in accordance with the tax sharing agreement; higher than anticipated capital needs due to strategic or regulatory reasons; continued or worsening credit losses, charge offs, reserves and delinquencies; we may experience regulatory delay; unanticipated regulatory restrictions on our ability to return capital could cause us to reassess the timing of our BHC application; we may not receive the regulatory approvals needed to become a bank holding company within our expected timeframe or at all and alternative approaches to charter conversion may be unavailable or may not succeed; declines in asset values; the need to retain capital for strategic or regulatory reasons including the implementation of Basel III standards; stock price fluctuations; inadequate stress testing results; inability of CapitalSource Bank to pay dividends; extension of loans; changes in tax laws or regulations affecting our business; tax planning or disallowance of tax benefits by tax authorities; and other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-Q and documents filed by us with the Securities and Exchange Commission (the “SEC”). All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.
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
Overview
CapitalSource Inc., a Delaware corporation, is a commercial lender that provides financial products to small and middle market businesses nationwide and provides depository products and services to consumers in southern and central California, primarily through our wholly owned subsidiary, CapitalSource Bank (the "Bank"). References to we, us, the Company or CapitalSource refer to CapitalSource Inc. together with its subsidiaries. References to CapitalSource Bank include its subsidiaries, and references to the Parent Company refer to CapitalSource Inc. and its subsidiaries other than the Bank.
As of March 31, 2013, we had total assets of $8.5 billion, total loans of $6.2 billion, total deposits of $5.7 billion and stockholders' equity of $1.5 billion.
Our corporate headquarters is located in Los Angeles, California, and we have 21 retail bank branches located in southern and central California. Our loan origination efforts are conducted nationwide with key offices located in Chevy Chase, Maryland,

Los Angeles, Denver, Chicago, Boston, New York and Atlanta. We also maintain a number of smaller lending offices throughout the country.
For the three months ended March 31, 2013 and 2012, we operated as two reportable segments: the Bank and Other Commercial Finance. The Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. For additional information, see Note 15, Segment Data.

Current Developments
We offer a broad range of specialized senior secured, commercial loan products to small and middle-market businesses, and we offer our loan products on a nationwide basis. With a deposit gathering platform based in southern and central California, we believe our business model is well positioned to deliver a broad range of customized financial solutions to borrowers. Since the formation of the Bank in 2008, we have launched or acquired five lending platforms - equipment finance, small business, professional practice, multifamily lending and insurance premium finance lending. It is our intent to continue to seek lending platforms and experienced individuals who will further augment our specialized businesses.
We are pursuing our strategy of converting the Bank to a commercial bank. Our current strategy for achieving this goal involves the Parent Company becoming a bank holding company under the Bank Holding Company Act of 1956. Subject to ongoing discussions with regulatory authorities, we expect to file an application to convert the existing industrial bank charter of the Bank to a commercial charter and to file an application for the Parent Company to become a bank holding company. This process is moving forward and we continue to expect it can be concluded during 2013. There is no assurance that any of the regulatory authorities will approve our applications.
Our broader business focus includes operating the Bank. As of March 31, 2013 and 2012, the Bank had $7.6 billion and $7.0 billion of assets, respectively. In the first quarter of 2013, the Bank's loan portfolio grew by approximately $205.7 million or 3.6%, while the loan portfolio of the Parent Company decreased by $171.2 million or 32.9%; resulting in net loan growth of $34.5 million. The credit profile improved as non-performing assets as of March 31, 2013 were $36.0 million, or 0.5% of total assets, a decrease of $12.3 million from December 31, 2012. The allowance for loan losses as of March 31, 2013 was $99.8 million or 1.7% of loans compared to $98.9 million or 1.8% of loans as of December 31, 2012.
Beyond the Bank operations, our ongoing strategy is to liquidate our remaining Parent Company assets and continue to return a substantial portion of our excess capital to shareholders through a combination of share repurchases and/or dividends. The Company began repurchasing shares in December 2010 and through March 2013, we have repurchased approximately 135.9 million shares, or 42% of the shares outstanding since December 2010. Consistent with the objective of returning excess capital to shareholders, during the fourth quarter of 2012, the Company's Board of Directors approved a new share repurchase program with authority to purchase up to $250.0 million of outstanding shares through the end of 2013.
We also continue to repay debt at the Parent Company. As of December 31, 2012, the carrying amount of our term debt securitizations was $177.2 million. In January 2013, we called the 2007-1 term debt securitization and repaid the outstanding third-party debt of $47.1 million and recognized no gain or loss on the extinguishment of debt. As of March 31, 2013, the carrying amount of our term debt securitizations was $74.2 million. Subsequently, in April 2013, amounts collected in late March and reported in restricted cash, were used to reduce the carrying value of the term debt securitizations by $39.9 million.
The Bank net interest margin for the three months ended March 31, 2013 rose to 5.08% due to several factors including: the full quarter benefit of strong loan portfolio growth in late December, which was funded primarily by our excess liquidity; higher amortization of net deferred loan fees and discounts; and a series of non-recurring items, offset by the negative impact of declining yields in the loan portfolio. The net interest margin will be lower in subsequent periods due to the absence of certain non-recurring items which positively benefited the first quarter margin. In addition, we anticipate that the net interest margin will decline from the first quarter level during the balance of 2013 for two principal reasons. First, the Bank is experiencing strong competition across each of its loan products, which is depressing loan yields. Secondly, the prolonged low interest rate environment and abundant liquidity is causing a greater than normal volume of loan repayments on our higher rate loans and has caused us to lower coupon rates on some existing loans. As a counterbalance to these pressures on our net interest margin, we expect asset mix improvement as loan growth continues to be funded in part with excess liquidity. Net interest margin was 4.84%, 4.97%, 4.95%, and 5.12% for the three-months ended December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively.

Consolidated Results of Operations
We compared our consolidated operating results for the three months ended March 31, 2013 and 2012 as follows:

	Three Months Ended March 31,
	2013	2012	% Change
	($ in thousands)
Interest income	$113,095	$120,077	(5.8)%
Interest expense	18,163	20,858	(12.9)%
Provision for loan and lease losses	12,505	11,072	12.9%
Non-interest income	13,218	11,550	14.4%
Non-interest expense	44,655	49,050	(9.0)%
Income tax expense	21,642	25,709	(15.8)%
Net income	29,348	24,938	17.7%
The significant factors influencing our consolidated results of operations for the three months ended March 31, 2013, compared to the three months ended March 31, 2012 included a decrease in income tax expense, an overall decrease in operating expenses, and an increase in provision for loan and lease losses. Consolidated income tax expense for the three months ended March 31, 2013 and 2012 was $21.6 million and $25.7 million, respectively. The decrease in income tax expense was primarily the result of tax expense on the pre-tax book income. Operating expenses decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to decreases in loan servicing expense of $2.3 million, professional fees of $2.1 million, and compensation expense of $1.4 million. Loan servicing expense decreased due to lower third-party service costs; professional fees decreased due to lower legal and other consulting service fees; and compensation expense decreased due to lower headcount. The provision for loan and lease losses increased from $11.1 million for the three months ended March 31, 2012 to $12.5 million for the three months ended March 31, 2013 primarily due to a higher level of loan repayments during the three months ended March 31, 2012 as compared to the three months ended March 31, 2013 which resulted in a reduction in general reserve requirements.
Our consolidated yields on interest-earning assets and the costs of interest-bearing liabilities for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income / (Expense)	Yield / Rate	Average Balance	Interest Income / (Expense)	Yield / Rate
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$263,119	$150	0.23%	$326,910	$256	0.31%
Investment securities	1,142,129	9,893	3.51%	1,271,140	10,717	3.39%
Loans (1)	6,097,633	102,889	6.84%	5,939,263	109,070	7.39%
Other assets	28,205	163	2.34%	27,776	34	0.49%
Total interest-earning assets	$7,531,086	$113,095	6.09%	$7,565,089	$120,077	6.38%
Interest-bearing liabilities:
Deposits	$5,638,528	$12,106	0.87%	$5,237,572	$13,291	1.02%
Other borrowings	1,110,547	6,057	2.21%	1,320,066	7,567	2.31%
Total interest-bearing liabilities	$6,749,075	$18,163	1.09%	$6,557,638	$20,858	1.28%
Net interest income/spread (2)		$94,932	5.00%		$99,219	5.10%
Net interest margin			5.11%			5.27%
________________________

(1)	Average loan balances are net of deferred fees and discounts on loans. Non-accrual loans have been included in the average loan balances for the purpose of this analysis.

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
In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. During 2012, we reversed a significant portion of the valuation allowance, and such reversal was recorded as a benefit in our income tax expenses. The deferred tax asset was evaluated based on our evaluation of the available positive and negative evidence with respect to our ability to realize the deferred tax asset, including the associated character and jurisdiction of the deferred tax asset. A valuation allowance remains in effect with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods. As of March 31, 2013 and December 31, 2012, the valuation allowance was $128.1 million and $128.6 million, respectively.
Consolidated income tax expense for the three months ended March 31, 2013 and 2012 was $21.6 million and $25.7 million, respectively. The tax expense for the three months ended March 31, 2013 was primarily the result of the tax expense on the pre-tax book income. The tax expense for the three months ended March 31, 2012 was primarily the result of the additional valuation allowance needed to fully offset the Bank's net deferred tax assets.

CapitalSource Bank Segment
We compared our Bank segment operating results for the three months ended March 31, 2013 and 2012 as follows:

	Three Months Ended March 31,
	2013	2012	% Change
	($ in thousands)
Interest income	$102,356	$98,620	3.8%
Interest expense	14,791	16,059	(7.9)%
Provision for loan and lease losses	3,152	1,903	65.6%
Non-interest income	13,533	15,469	(12.5)%
Non-interest expense	38,906	41,164	(5.5)%
Income tax expense	24,397	23,159	5.3%
Net income	34,643	31,804	8.9%

Interest Income
Total interest income increased to $102.4 million for the three months ended March 31, 2013 from $98.6 million for the three months ended March 31, 2012, with an average yield on interest-earning assets of 5.94% for the three months ended March 31, 2013 compared to 6.12% for the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, interest income on loans was $93.3 million and $88.9 million, respectively, yielding 6.68% and 7.24% on average loan balances of $5.7 billion and $4.9 billion, respectively. The 0.56% decrease in loan yield is made-up of a 43 basis point drop from lower loan and lease yields and a 13 basis points decrease in amortization of deferred loan fees.
During the three months ended March 31, 2013 and 2012, $1.1 million and $1.9 million, respectively, of interest income was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.08% and 0.10%, respectively. Included within these balances was $0.2 million and $0.8 million, respectively, of interest collected on loans previously on non-accrual status and recognized in interest income for the three months ended March 31, 2013 and 2012.
During the three months ended March 31, 2013 and 2012, interest income from our investments, including available-for-sale and held-to-maturity securities, was $8.8 million and $9.5 million, yielding 3.19% and 3.06% on average balances of $1.1 billion and $1.2 billion, respectively. The average balances of investment securities available-for-sale and held-to-maturity decreased as a result of principal paydowns and maturities of securities which we did not fully replace due to loan growth and associated liquidity needs. The investment yield change is primarily due to a 31 basis point increase resulting from the accelerated discount amortization of a CMBS security from its prepayment, offset by an 18 basis point decrease resulting from relatively higher yielding securities paying down and purchasing new securities at lower yields. As a result, total interest income on investments decreased $0.7 million attributed to an $1.9 million decrease in interest income from available-for-sale securities, offset by a $1.2 million increase in interest income from held-to-maturity securities. The available-for-sale securities portfolio is mostly comprised of agency mortgage-backed securities, which have been experiencing an acceleration of premium amortizations due to updated prepayment assumptions.
During the three months ended March 31, 2013, we purchased no available-for-sale securities and $22.9 million of held-to-maturity securities, while $101.9 million and $27.7 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. During the three months ended March 31, 2012, we purchased $29.6 million of available-for-sale securities and no held-to-maturity securities, while $89.8 million and $1.1 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.
During the three months ended March 31, 2013 and 2012, interest income on cash and cash equivalents was $0.1 million and $0.3 million, respectively, yielding 0.27% and 0.37% on average balances of $186.3 million and $275.8 million, respectively.
Interest Expense
Total interest expense decreased $1.3 million to $14.8 million for the three months ended March 31, 2013 from $16.1 million for the three months ended March 31, 2012. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities of 0.96% and 1.11% for the three months ended March 31, 2013 and 2012, respectively. The lower cost of interest-bearing liabilities was the result of a lower interest rate environment as higher interest bearing rate liabilities were replaced at lower interest rates. Interest expense decreased despite an increase in average balances of interest-bearing liabilities of $6.2 billion and $5.8 billion as of March 31, 2013 and 2012, respectively, which consisted of deposits and borrowings.
Our interest expense on deposits for the three months ended March 31, 2013 and 2012 was $12.1 million and $13.3 million with an average cost of deposits of 0.87% and 1.02% on average balances of $5.6 billion and $5.2 billion, respectively. During the three months ended March 31, 2013, $0.8 billion of our time deposits matured with a weighted average interest rate of 0.77% and $1.0 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.87%. During the three months ended March 31, 2012, $1.2 billion of our time deposits matured with a weighted average interest rate of 1.08%, and $1.5 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.91%.
During the three months ended March 31, 2013, our interest expense on borrowings, consisting of FHLB SF borrowings, was $2.7 million with an average cost of 1.82% on an average balance of $599.3 million. The primary reason for using FHLB SF borrowings as a funding source is to manage interest rate risk and the secondary reason is to provide a source of liquidity. For the three months ended March 31, 2013, there were $23.0 million in advances taken with a weighted average rate of 0.87% and $18.0 million of maturities with a weighted average rate of 1.67%. The weighted average rates for FHLB SF borrowings maturing within one year, one to five years, and greater than five years were 1.78%, 1.71% and 2.2%, respectively. Overall, the FHLB SF borrowing balance had a weighted-average-life of 3.1 years. For the three months ended March 31, 2012, our interest expense on FHLB SF borrowings was $2.8 million with an average cost of 1.96% on an average balance of $567.7 million. For the three months ended March 31, 2012, there were $45.0 million in advances taken and $8.0 million of maturities.

Net Interest Margin
The yields on income earning assets and the costs of interest-bearing liabilities for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013			2012
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	186,280	126	0.27%	275,760	254	0.37%
Investment securities	1,116,772	8,771	3.19%	1,243,807	9,474	3.06%
Loans (1)	5,659,939	93,295	6.68%	4,934,215	88,858	7.24%
Other assets	28,205	163	2.34%	27,776	34	0.49%
Total interest-earning assets	6,991,196	102,355	5.94%	6,481,558	98,620	6.12%
Interest-bearing liabilities:
Deposits	5,638,528	12,106	0.87%	5,237,572	13,291	1.02%
Other borrowings	599,278	2,685	1.82%	567,736	2,768	1.96%
Total interest-bearing liabilities	6,237,806	14,791	0.96%	5,805,308	16,059	1.11%
Net interest income/spread		87,564	4.98%		82,561	5.01%
Net interest margin			5.08%			5.12%

(1)	Loans balances are net of deferred loan fees and discounts.
Provision for Loan and Lease Losses
Our provision for loan and lease losses is based on our evaluation of the adequacy of the existing allowance for losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our provision for loan and lease losses, see the Credit Quality and Allowance for Loan and Lease Losses section.
Non-Interest Income
The Bank services loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on the number of loans or other assets serviced. Loans serviced by the Bank for the benefit of others were $1.1 billion and $1.4 billion as of March 31, 2013 and December 31, 2012, respectively, of which $359.7 million and $549.0 million, respectively, were owned by the Parent Company. The Bank also provides administrative, tax, credit, treasury and other similar services to the Parent Company for which it receives fees.
We compared the various components of non-interest income for the three months ended March 31, 2013, and 2012 as follows:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	($ in thousands)
Loan fees	$2,944	$3,337	$(393)	(11.8)%
Leased equipment income	4,825	3,258	1,567	48.1%
Gain (loss) on derivatives	814	(440)	1,254	(285.0)%
Bank fees	12	15	(3)	(20.0)%
Gain (loss) on sale of assets	596	(59)	655	(1,110.2)%
Loan servicing revenue	2,017	3,601	(1,584)	(44.0)%
Intercompany shared service revenue	2,624	3,862	(1,238)	(32.1)%
Other	(299)	1,895	(2,194)	(115.8)%
Total	$13,533	$15,469	$(1,936)	(12.5)%

•
Leased equipment income increased $1.6 million, or 48.1%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 primarily due to a $38.1 million, or 47.2%, increase in equipment on operating leases. In addition, average balances on our leased equipment increased $32.0 million, or 39.4%, from the three months ended March 31, 2012 to the three months ended March 31, 2013.

•
Gain (loss) on derivatives increased $1.3 million, 285.0%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to positive market adjustments on our foreign currency derivatives.

•
Loan servicing revenue decreased $1.6 million, or 44.0%, from the three months ended March 31, 2012 to the three months ended March 31, 2013, as the services provided to the Parent Company diminished with the runoff of its loan portfolio.

•
Intercompany shared service revenue decreased $1.2 million, or 32.1%, from the three months ended March 31, 2012 to the three months ended March 31, 2013, as the services provided to the Parent Company diminished with the runoff of its loan portfolio.

•
Other income decreased $2.2 million, or 115.8%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to higher currency translation losses of $1.8 million on loans denominated in foreign currencies and a $0.4 million decrease on miscellaneous income items.

Non-Interest Expense
We compared the various components of non-interest expense for the three months ended March 31, 2013 and 2012 as follows:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	($ in thousands)
Compensation and benefits	$24,568	$24,583	$(15)	(0.1)%
Professional fees	1,003	1,367	(364)	(26.6)%
Occupancy expenses	2,444	2,358	86	3.6%
FDIC fees and assessments	1,554	1,449	105	7.2%
General depreciation and amortization	1,129	985	144	14.6%
Loan servicing expense	46	2,631	(2,585)	(98.3)%
Other administrative expenses	5,464	5,737	(273)	(4.8)%
Total operating expenses	36,208	39,110	(2,902)	(7.4)%
Leased equipment depreciation	3,400	2,288	1,112	48.6%
Expense of real estate owned and other foreclosed assets, net	(12)	(298)	286	(96.0)%
Other non-operating expenses	(690)	64	(754)	(1,178.1)%
Total	$38,906	$41,164	$(2,258)	(5.5)%

•
Loan servicing expense decreased $2.6 million, or 98.3%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 primarily due to a $2.1 million decrease in third-party cost of services and $0.5 million decrease in reimbursable loan servicing costs from the Parent Company. Loan servicing expense can be volatile period to period due to the timing of billing and the receipt of loan expense reimbursements from borrowers.

•
Leased equipment depreciation increased $1.1 million, or 48.6%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 primarily due to a $38.1 million, or 47.2%, increase in equipment on operating leases.

Other Commercial Finance Segment
We compared our Other Commercial Finance segment operating results for the three months ended March 31, 2013 and 2012 as follows:

	Three Months Ended March 31,
	2013	2012	% Change
	($ in thousands)
Interest income	$9,966	$22,702	(56.1)%
Interest expense	3,372	4,799	(29.7)%
Provision for loan and lease losses	9,353	9,169	2.0%
Non-interest income	5,242	3,491	50.2%
Non-interest expense	10,653	15,560	(31.5)%
Income tax (benefit) expense	(2,755)	2,550	(208.0)%
Net loss	(5,415)	(5,885)	(8.0)%

Interest Income
Interest income decreased to $10.0 million for the three months ended March 31, 2013 from $22.7 million for the three months ended March 31, 2012, with an average yield on interest-earning assets of 7.49% for the three months ended March 31, 2013 compared to 8.45% for the three months ended March 31, 2012. During the three months ended March 31, 2013, our average balance of interest-earning assets decreased by $540.5 million due to the runoff of the Parent Company portfolio and the Parent Company's loan sale to the Bank of loans with an aggregate outstanding balance of $67.7 million during January 2013. As a result, total Parent Company assets and loans decreased by 56.3% and 61.9%, respectively, from March 31, 2012 to March 31, 2013.
Interest Expense
Interest expense decreased $1.4 million, or 29.7%, to $3.4 million for the three months ended March 31, 2013 from $4.8 million for the three months ended March 31, 2012, primarily due to a decrease of $241.0 million, or 32.0%, in average interest-bearing liabilities from $752.3 million as of March 31, 2012 to $511.3 million as of March 31, 2013. The decrease in interest-bearing liabilities was primarily driven by the extinguishment and repayment of outstanding debt. As a result, total Parent Company outstanding debt and liabilities have both declined 34.2% since March 31, 2012.
Net Interest Margin
The yields on income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013			2012
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$76,839	$24	0.13%	$51,151	$1	0.01%
Investment securities	25,357	1,122	17.95%	27,333	1,244	18.31%
Loans (1)	437,785	8,821	8.17%	1,002,024	21,457	8.61%
Total interest-earning assets	$539,981	$9,967	7.49%	$1,080,508	$22,702	8.45%
Interest-bearing liabilities:
Other borrowings(2)	511,269	3,372	2.67%	752,330	4,799	2.57%
Total interest-bearing liabilities	$511,269	$3,372	2.67%	$752,330	$4,799	2.57%
Net interest income/spread		$6,595	4.82%		$17,903	5.88%
Net interest margin			4.95%			6.66%
(1) Loans balances are net of deferred loan fees and discounts.
(2) Borrowings include term debt and other borrowings, such as subordinated debt, and convertible debt.
Provision for Loan and Lease Losses
Our provision for loan and lease losses is based on our evaluation of the adequacy of the existing allowance for losses in relation to the total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our provision for loan losses, see Credit Quality and Allowance for Loan and Lease Losses section.

Non-Interest Income
We compared the various components of non-interest income for the segment three months ended March 31, 2013 and 2012 as follows:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	($ in thousands)
Loan Fees	$168	$1,332	$(1,164)	(87.4)%
Gain (loss) on investments, net	1,878	(307)	2,185	(711.7)%
Gain on derivatives	—	336	(336)	(100.0)%
Gain on sale of assets	2,909	1,867	1,042	55.8%
Loan servicing revenue	27	6	21	350.0%
Other	260	257	3	1.2%
Total	$5,242	$3,491	$1,751	50.2%

•
Loan fees decreased $1.2 million, or 87.4%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to the decrease in diligence fees, line of credit fees, and unused line fees with the runoff of the Parent Company loan portfolio.

•
Gain (loss) on investments, net increased $2.2 million, or 711.7%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 primarily due to the larger impairments on investments carried at cost which were recorded during the three months ended March 31, 2012.

•
Gain on sale of assets increased $1.0 million, or 55.8%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to gains from the sale of loans that had been fully charged off in 2011 and 2012.

Non-Interest Expense
Prior to 2012, the Parent Company referred loans to the Bank and provided loan origination and other services. At the start of 2012, substantially all of the Parent Company's personnel were transferred into the Bank, as a result, many of the related expenses paid by the Parent Company decreased.
We compared the various components of non-interest expense for the three months ended March 31, 2013 and 2012 as follows:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	($ in thousands)
Compensation and benefits	$414	$1,833	$(1,419)	(77.4)%
Professional fees	465	2,233	(1,768)	(79.2)%
Occupancy expenses	1,914	1,543	371	24.0%
General depreciation and amortization	519	833	(314)	(37.7)%
Loan servicing expense	3,437	4,688	(1,251)	(26.7)%
Other administrative expenses	3,971	3,890	81	2.1%
Total operating expenses	10,720	15,020	(4,300)	(28.6)%
Expense of real estate owned and other foreclosed assets, net	(50)	748	(798)	(106.7)%
Loss on extinguishment of debt	—	83	(83)	(100.0)%
Other operating expenses	(17)	(291)	274	(94.2)%
Total	$10,653	$15,560	$(4,907)	(31.5)%

•
Compensation and benefits decreased $1.4 million, or 77.4%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to the transition of the employees of the Parent Company to the Bank.

•
Professional fees decreased $1.8 million, or 79.2%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to lower legal, tax and consulting service fees as a result of the simplification and runoff of the Parent Company loan portfolio.

•	Loan servicing expenses decreased $1.3 million, or 26.7%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to the runoff of the Parent Company loan portfolio.

Financial Condition
Consolidated
As of March 31, 2013 and December 31, 2012, our consolidated balance sheet included:

	March 31, 2013	December 31, 2012
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$439,301	$403,130
Investment securities, available-for-sale	972,420	1,079,025
Investment securities, held-to-maturity	103,683	108,233
Loans held for sale	27,938	22,719
Loans held for investment, net(2)	6,169,572	6,139,230
Allowance for loan and lease losses	(118,293)	(117,273)
Interest receivable	26,887	29,112
Other investments(3)	58,385	60,363
Goodwill	173,135	173,135
Deferred tax assets, net	345,877	362,283
Other assets	283,772	289,048
Total	$8,482,677	$8,549,005
Liabilities:
Deposits	$5,732,950	$5,579,270
Borrowings	1,083,941	1,182,926
Other liabilities	147,605	161,637
Total	$6,964,496	$6,923,833
_______________________________________

(1)	As of March 31, 2013 and December 31, 2012, the amounts include restricted cash of $104.5 million and $104.0 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.
Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less.
Investment Securities, Available-for-Sale and Held-to-Maturity
Included in investment securities, available-for-sale, were agency securities which included commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae; asset-backed securities; investments in collateralized loan obligations; commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”) and U.S. Treasury and agency asset-backed securities issued by the Small Business Administration (“SBA ABS”). The Bank pledges a portion of its investment securities, available-for-sale, to the FHLB SF, the FRB and various state and local agencies as a source of borrowing capacity as of March 31, 2013. For additional information on our investment securities, available-for-sale, see Note 4, Investments, in our accompanying consolidated financial statements for the three months ended March 31, 2013.
Investment securities, held-to-maturity consists primarily of investment-grade rated commercial mortgage-backed securities and collateralized loan obligations. One commercial mortgage-backed security with an amortized cost of $6.3 million was rated BB. The Bank pledges a portion of its investment securities, held-to-maturity, to the FHLB SF and the FRB as collateral for current or future borrowings. For additional information on our investment securities, held-to-maturity, see Note 4, Investments, in our accompanying consolidated financial statements for the three months ended March 31, 2013.

	March 31, 2013	December 31, 2012
	($ in thousands)
Investment securities, available-for-sale:
Agency debt securities	$887,593	$983,521
Asset-backed securities	4,597	9,592
Collateralized loan obligations	25,270	26,250
Non-agency MBS	37,529	41,347
U.S. Treasury and agency securities	17,431	18,315
Total investment securities, available-for-sale	$972,420	$1,079,025
Investment securities, held-to-maturity:
Commercial loan obligations	$22,868	$—
Commercial mortgage-backed securities	80,815	108,233
Total investment securities, held-to-maturity	$103,683	$108,233
Loan Portfolio Composition
The outstanding unpaid principal balance of loans in our loan portfolio by category as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Commercial and industrial	$3,509,060	$3,594,643
Real estate	2,604,138	2,499,567
Real estate - construction	56,374	45,020
Total loans(1)	$6,169,572	$6,139,230
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

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
Real estate - construction loans
In prior years, real estate construction loans comprised a greater portion of our loan portfolio. At March 31, 2013, real estate construction loans were $57.2 million, or 0.92% of total loans. By comparison, at the end of 2010, real estate construction loans were $1.4 billion, or 14.8% of total loans. We reduced our real estate construction lending activity because we consider real estate construction loans to be a higher-risk loan type, and because of our view that these loans are higher risk, we are providing additional disclosure of the policies and procedures related to our real estate construction loan portfolio.
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
The following table presents the balance of non-performing real estate - construction loans and the cumulative capitalized interest on our real estate - construction loan portfolio as of the date of the balance sheet:

	March 31, 2013(1)	December 31, 2012
	($ in thousands except percentages)
Total real estate - construction loans(2)(3)	$57,173	$45,315
Non-performing	10,199	11,317
Non-performing as a % of total real estate - construction	17.8%	25.0%
Cumulative capitalized interest	$10,435	$10,890

(1)
As of March 31, 2013, 1 of the 18 loans that comprise our real estate construction portfolio has been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans and/or work-out efforts that were best achieved via a restructuring.

(2)	We recognized interest income on the real estate construction loan portfolio of $0.2 million for the three months ended March 31, 2013.

(3)	Excludes deferred loan fees and discounts of $0.8 million and $0.3 million as of March 31, 2013 and December 31, 2012, respectively.

Non-performing loans
The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
Commercial and industrial	$103,792	$79,400
Real estate	26,724	26,875
Real estate - construction	9,869	10,987
Total loans on non-accrual	$140,385	$117,262
Accruing loans contractually past-due 90 days or more
Commercial and industrial	$—	$—
Real estate	—	—
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial and industrial	$103,792	$79,400
Real estate	26,724	26,875
Real estate - construction	9,869	10,987
Total non-performing loans(1)	$140,385	$117,262

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower cost or fair value.
The increase in the non-performing loan balance from December 31, 2012 to March 31, 2013 is primarily due to two loans that were placed on non-accrual status during the three months ended March 31, 2013. These two loans were originated prior to the formation of the Bank, were operating under TDRs, and experienced credit deterioration during the quarter.
Additionally, certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are loans that are not considered non-performing loans, as disclosed in the table above, or loans that have been restructured in a TDR, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. As of March 31, 2013 we had no potential problem loans. As of December 31, 2012, we had $1.9 million in potential problem loans related to six loans for which we have determined that it was probable that we would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.
Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	March 31, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$41,145	$20,313
90+ days delinquent	42,963	39,094
Total delinquent non-accrual loans(1)	$84,108	$59,407
Accruing loans
30-89 days delinquent	$2,548	$4,153
90+ days delinquent	—	—
Total delinquent accruing loans(1)	$2,548	$4,153
(1)    Includes deferred loan fees and discounts.

Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Balance as of beginning of period	$117,273	$153,631
Charge offs:
Commercial and industrial	(1,891)	(10,579)
Real estate	(37)	(1,254)
Real estate - construction	(229)	(614)
Total charge offs	(2,157)	(12,447)
Recoveries:
Commercial and industrial	1,341	877
Real estate	288	28
Real estate - construction	—	—
Total recoveries	1,629	905
Net charge offs	(528)	(11,542)
Charge offs upon transfer to held for sale	(10,957)	(1,259)
Provision for loan and lease losses:
General	(1,855)	(5,645)
Specific	14,360	16,717
Total provision for loan and lease losses	12,505	11,072
Balance as of end of period	$118,293	$151,902
Allowance for loan and lease losses ratio	1.9%	2.5%
Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	0.8%	0.7%
Net charge offs as a percentage of average loans outstanding (annualized)	—%	0.9%
Our allowance for loan and lease losses increased by $1.0 million to $118.3 million as of March 31, 2013 from $117.3 million as of December 31, 2012. This increase is attributable to a $1.9 million decrease in general reserves and a $2.9 million increase in specific reserves on impaired loans as further described below.
The factors influencing the overall reduction of general reserves as of March 31, 2013 include general reserve increases relating to new loans originated, general reserve decreases related to loans being paid off, and other changes stemming from applying a quantitative and qualitative assessment which includes economic and portfolio performance trends. During the three months ended March 31, 2013, the composition of our loan portfolio continues to improve because we are originating loan types in which we have experienced favorable historical credit results and the loans types with poor historical credit performance are paying off or are being resolved through our loan workout process. As such, our estimation of general reserves reflects this lower potential for losses.
Our specific reserves increased as a result of newly recorded specific loss provisions on loans that were originated prior to the formation of the Bank where the credit standing deteriorated further during the three months ended March 31, 2013.
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

As of March 31, 2013 and December 31, 2012, our non-impaired and impaired loan balances was as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$6,065,938	$5,986,768
General reserves allocated	108,935	110,790
Effective reserve %	1.8%	1.9%
Impaired loans
Unpaid principal balance	$151,060	$206,090
Specific reserves allocated(1)	9,358	6,483
Original legal balance previously charge off(2)	143,630	162,462
Total cumulative charge offs and specific reserves	152,988	168,945
Legal balance	332,871	407,147
Expected total loss of the legal balance (%)	46.0%	41.5%

(1)
The increase in specific reserves from December 31, 2012 to March 31, 2013 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $2.6 million, ii) additional specific reserves for loans impaired as of December 31, 2012 net of related reversals or charge offs of $3.8 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the three months ended March 31, 2013 of $1.7 million. The specific reserves in place at March 31, 2013 and at December 31, 2012 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.
Adversely Classified Items Coverage Ratio
The Adversely Classified Items Coverage Ratio is a common regulatory measure used to assess the credit risk profile of a bank. The ratio compares the sum of the loans rated Substandard or Doubtful (plus any associated unfunded commitments, REO, foreclosed assets and investments rated Substandard) to the sum of the Tier 1 regulatory capital plus the allowance for loan and lease losses.  As of March 31, 2013 and December 31, 2012, the ratio was 34.0% and 32.2%, respectively.

	March 31, 2013	December 31, 2012
	($ in thousands)
Substandard loans and associated unfunded commitments	$349,769	$355,883
REO and foreclosed assets	21,332	25,772
Substandard investment securities	25,513	26,250
Total classified items	$396,614	$407,905

Tier 1 capital	$1,046,738	$1,150,770
Allowance for loan and lease losses	118,293	117,273
Total Tier 1 capital plus allowance for loan and lease losses	$1,165,031	$1,268,043

Adversely classified items coverage ratio	34.0%	32.2%

CapitalSource Bank Segment
As of March 31, 2013 and December 31, 2012, the Bank segment included:

	March 31, 2013	December 31, 2012
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$309,943	$230,305
Investment securities, available-for-sale	946,906	1,052,775
Investment securities, held-to-maturity	103,683	108,233
Loans held for sale	19,676	—
Loans held for investment, net(2)	5,820,484	5,618,810
Allowance for loan and lease losses	(99,839)	(98,905)
Interest receivable	23,737	24,598
Other investments(3)	22,574	22,795
Goodwill	173,135	173,135
Deferred tax assets, net	—	3,492
FHLB SF stock	28,200	28,200
Other assets	205,862	206,463
Total	$7,554,361	$7,369,901
Liabilities:
Deposits	$5,732,950	$5,579,270
FHLB SF borrowings	600,000	595,000
Other borrowings	75,834	85,179
Total	$6,408,784	$6,259,449
__________________________

(1)	As of March 31, 2013 and December 31, 2012, the amounts include restricted cash of $46.4 million and $48.2 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments accounted for under the equity method.
Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less.
Investment Securities, Available-for-Sale
Investment securities, available-for-sale, consists of Agency MBS, Non-agency MBS and U.S. Treasury and agency securities. The Bank pledges a portion of its investment securities, available-for-sale, to the FHLB SF, the FRB and various state and local agencies as a source of borrowing capacity as of March 31, 2013. For additional information, see Note 4, Investments, in our accompanying consolidated financial statements for the three months ended March 31, 2013.
Investment Securities, Held-to-Maturity
Investment securities, held-to-maturity consists primarily of investment-grade rated commercial mortgage-backed securities and collateralized loan obligations. One commercial mortgage-backed security with an amortized cost of $6.3 million was rated BB. The Bank pledges a portion of its investment securities, held-to-maturity, to the FHLB SF and the FRB as a source of borrowing capacity. For additional information on our investment securities, held-to-maturity, see Note 4, Investments, in our accompanying consolidated financial statements for the three months ended March 31, 2013.

Loan Portfolio Composition
As of March 31, 2013 and December 31, 2012, the composition of the Bank loan portfolio by loan type was as follows:

	March 31, 2013		December 31, 2012
	($ in thousands, except percentages)
Commercial and industrial	$3,220,342	55%	$3,137,863	56%
Real estate	2,553,637	44%	2,446,914	43%
Real estate - construction	46,505	1%	34,033	1%
Total(1)	$5,820,484	100%	$5,618,810	100%
_________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
As of March 31, 2013, the scheduled maturities of the Bank loan portfolio by loan type were as follows:

	Due in One Year or Less	Due After One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial and industrial	$130,683	$2,364,993	$724,666	$3,220,342
Real estate	37,407	1,318,878	1,197,352	2,553,637
Real estate - construction	—	30,729	15,776	46,505
Total loans(1)	$168,090	$3,714,600	$1,937,794	$5,820,484
_______________________

(1)	Includes deferred loan fees and discounts.Excludes loans held for sale carried at lower of cost or fair value.
As of March 31, 2013 and December 31, 2012, approximately 80% and 81%, respectively, of the Bank accruing adjustable rate portfolio was subject to an interest rate floor. Due to low market interest rates as of March 31, 2013 and December 31, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on accruing loans was 0.92% and 1.00% as of March 31, 2013 and December 31, 2012, respectively. To the extent the underlying indices subsequently increase, the Bank's interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.
As of March 31, 2013, the composition of the Bank loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial and industrial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$1,189,673	$1,068,640	$30,728	$2,289,041	39%
2-Month LIBOR	46,916	775	—	47,691	1%
3-Month LIBOR	879,719	125,010	—	1,004,729	17%
6-Month LIBOR	108,926	75,446	—	184,372	3%
6-Month EURIBOR	—	4,070	—	4,070	—%
Prime	302,194	198,032	15,777	516,003	9%
Other	27,279	44,724	—	72,003	1%
Treasuries	—	13,152	—	13,152	—%
Total adjustable rate loans	2,554,707	1,529,849	46,505	4,131,061	70%
Fixed rate loans	644,838	1,014,125		1,658,963	29%
Loans on non-accrual status	20,797	9,663		30,460	1%
Total loans(1)	$3,220,342	$2,553,637	$46,505	$5,820,484	100%
_____________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

FHLB SF Stock
Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2013.
Deposits
As of March 31, 2013 and December 31, 2012, a summary of the Bank's deposits by product type and the maturities of the certificates of deposit were as follows:

	March 31, 2013		December 31, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$262,976	0.50%	$257,961	0.49%
Savings	671,949	0.52%	704,890	0.52%
Certificates of deposit	4,798,025	0.95%	4,616,419	0.94%
Total interest-bearing deposits	$5,732,950	0.88%	$5,579,270	0.87%

	March 31, 2013
	Balance	Weighted Average Rate
	($ in thousands)
Remaining maturity of certificates of deposit:
0 to 3 months	$695,126	0.78%
4 to 6 months	1,455,843	0.89%
7 to 9 months	1,557,237	0.94%
10 to 12 months	552,812	1.02%
Greater than 12 months	537,007	1.30%
Total certificates of deposit	$4,798,025	0.95%
FHLB SF Borrowings
FHLB SF borrowings increased to $600.0 million as of March 31, 2013 from $595.0 million as of December 31, 2012. These borrowings were used primarily for interest rate risk management and short-term funding purposes. The weighted-average remaining maturities of the borrowings were approximately 3.1 and 3.2 years as of March 31, 2013 and December 31, 2012, respectively.
As of March 31, 2013, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

	Balance	Weighted Average Rate
	($ in thousands)
Less than 1 year	$45,000	1.78%
After 1 year through 2 years	82,500	1.55%
After 2 years through 3 years	159,000	2.00%
After 3 years through 4 years	170,000	1.68%
After 4 years through 5 years	76,000	1.33%
After 5 years	67,500	2.21%
Total	$600,000	1.77%

Credit Quality and Allowance for Loan and Lease Losses
Non-performing loans
The outstanding unpaid principal balances of non-performing loans in the Bank loan portfolio as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
Commercial and industrial	$20,797	$32,187
Real estate	9,663	9,814
Real estate - construction	—	—
Total loans on non-accrual	$30,460	$42,001
Accruing loans contractually past-due 90 days or more
Commercial and industrial	$—	$—
Real estate	—	—
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial and industrial	$20,797	$32,187
Real estate	9,663	9,814
Real estate - construction	—	—
Total non-performing loans(1)	$30,460	$42,001
__________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
Certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are loans that are not considered non-performing loans, as disclosed in the table above, or loans that have been restructured in a TDR, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. As of March 31, 2013, we had no potential problem loans. As of December 31, 2012, we had $1.9 million in potential problem loans related to six loans for which we have determined that it was probable that we would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.
Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	March 31, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$2,567	$20,253
90+ days delinquent	3,725	6,907
Total delinquent non-accrual loans	$6,292	$27,160
Accruing loans
30-89 days delinquent	$2,548	$4,153
90+ days delinquent	—	—
Total delinquent accruing loans	$2,548	$4,153
(1)    Includes deferred loan fees and discounts.

Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Balance as of beginning of period	$98,905	$94,650
Charge offs:
Commercial and industrial	(1,118)	(279)
Real estate	(37)	(103)
Total charge offs	(1,155)	(382)
Recoveries:
Commercial and industrial	275	431
Real estate	286	14
Total recoveries	561	445
Net charge offs	(594)	63
Charge offs upon transfer to held for sale	(1,624)	—
Provision for loan losses:
General	1,439	(211)
Specific	1,713	2,114
Total provision for loan losses	3,152	1,903
Balance as of end of period	$99,839	$96,616
Allowance for loan and lease losses ratio	1.7%	1.9%
Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	0.2%	0.2%
Net charge offs as a percentage of average loans outstanding (annualized)	—%	—%
Our allowance for loan and lease losses increased by $0.9 million to $99.8 million as of March 31, 2013 from $98.9 million as of December 31, 2012. This increase was comprised of a $1.4 million increase in general reserves and a $0.5 million decrease in specific reserves on impaired loans.
The effective general reserve percentage was slightly lower at March 31, 2013 than year end because the composition of our loan portfolio continues to improve as we originate loan types in which we have experienced favorable historical credit results and the loan types with poor historical credit performance are paying off or are being resolved through our loan workout process. As such, our estimation of general reserves reflects this lower potential for losses. The overall increase in the reserve was attributable to net loan growth and certain qualitative increases related to certain credit risk downgrades and increases to minimum loss factors given the global economic conditions and changing loan portfolio concentrations.

Impaired loans
We employ a formal quarterly process to both identify impaired loans and record specific reserves in accordance with the Company policy. For additional information, see Credit Quality and Allowance for Loan and Lease Losses - Consolidated within this section.
As of March 31, 2013 and December 31, 2012, our non-impaired and impaired loan balances were as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$5,834,231	$5,607,591
General reserves allocated	98,513	97,074
Effective reserve %	1.7%	1.7%
Impaired loans
Unpaid principal balance	$31,370	$58,947
Specific reserves allocated(1)	1,326	1,831
Original legal balance previously charge off(2)	34,982	39,941
Total cumulative charge offs and specific reserves	36,308	41,772
Legal balance	69,836	103,936
Expected total loss of the legal balance (%)	52.0%	40.2%
__________________________________

(1)
The decrease in specific reserves from December 31, 2012 to March 31, 2013 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $0.3 million, ii) reversals of specific reserves for loans impaired as of December 31, 2012 net of related additions or charge offs of $0.5 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the three months ended March 31, 2013 of $0.3 million. The specific reserves in place at March 31, 2013 and at December 31, 2012 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.
We believe the origination strategy and underwriting practices in place support a loan portfolio with normal, acceptable degrees of credit risk. We acknowledge, however, that some of our lending products have greater credit risk than others. The categories with more credit risk than others are those that have comprised a greater degree of our historical charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. For the year ended December 31, 2012, there were no charge offs related to these loans. However, for the years ended December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception comprised, 71.0% and 93.0%, respectively, of those years' charge offs. Due to the severity of charge offs in this category in 2011 and 2010, we did record net recoveries of $9.3 million for the year ended December 31, 2012. As of March 31, 2013 and December 31, 2012, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception totaled $52.4 million and $53.7 million, respectively, or 0.9% and 1.0% of total loans, respectively.
Troubled Debt Restructurings
During the three months ended March 31, 2013 and 2012, loans with an aggregate carrying value of $4.4 million and $49.5 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms. There was $0.7 million of specific reserves allocated to loans that were involved in TDRs as of March 31, 2013 and December 31, 2012.
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
All loans that have undergone this A note / B note restructuring are considered TDRs. The A notes are deemed impaired and remain so classified for at least one year from the date of the restructuring. After one year, the A notes are evaluated quarterly to determine if the loan performance has complied with the terms of the TDR such that the impairment classification may be removed. As of March 31, 2013 and December 31, 2012, there were no loans outstanding that have undergone this A note / B note restructuring.
Adversely Classified Items Coverage Ratio
The Adversely Classified Items Coverage Ratio is a common regulatory measure used to assess the credit risk profile of a bank. The ratio compares the sum of the loans rated Substandard or Doubtful (plus any associated unfunded commitments, REO, foreclosed assets and investments rated Substandard) to the sum of the Tier 1 regulatory capital plus the allowance for loan and lease losses. As of March 31, 2013 and December 31, 2012, the ratio was 13.5% and 11.6%, respectively.

	March 31, 2013	December 31, 2012
	($ in thousands)
Substandard loans and associated unfunded commitments	$139,352	$113,682
REO and foreclosed assets	5,545	6,255
Total classified items	$144,897	$119,937

Tier 1 capital	$972,493	$933,837
Allowance for loan and lease losses	99,839	98,905
Total Tier 1 capital plus allowance for loan and lease losses	$1,072,332	$1,032,742

Adversely classified items coverage ratio	13.5%	11.6%

Other Commercial Finance Segment
As of March 31, 2013 and December 31, 2012, the Other Commercial Finance segment included:

	March 31, 2013	December 31, 2012
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$129,358	$172,825
Investment securities, available-for-sale	25,514	26,250
Loans held for sale	8,262	22,719
Loans held for investment, net(2)	349,088	520,606
Allowance for loan and lease losses	(18,454)	(18,368)
Interest receivable	3,150	4,514
Other investments(3)	35,811	37,568
Deferred tax assets, net	354,798	359,864
Other assets	48,216	52,719
Total	$935,743	$1,178,697
Liabilities and Shareholders' Equity:
Borrowings	$483,941	$587,926
Other liabilities	82,271	78,672
Shareholders' equity	$379,194	$521,704
Total	$945,406	$1,188,302
_________________________

(1)	As of March 31, 2013 and December 31, 2012, the amounts include restricted cash of $58.0 million and $55.9 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Investment Securities, Available-for-Sale
Investment securities, available-for-sale consists of our interests in the 2006-A Trust of $25.3 million and Non-agency MBS of $0.2 million as of March 31, 2013.
Other Investments
The Parent Company has made investments in some of our borrowers in connection with the loans provided to them. These investments usually include equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants. Such equity interests are typically acquired on substantially similar terms as the private equity sponsors that invested in the borrower in part with our loan proceeds. The Parent Company has also made investments in private equity funds which are managed by firms that typically invested in one or more of our borrowers to whom the Parent Company lent.
Loan Portfolio Composition
As of March 31, 2013 and December 31, 2012, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	March 31, 2013		December 31, 2012
	($ in thousands except percentages)
Commercial and industrial	$288,718	83%	$456,780	88%
Real estate	50,501	14	52,653	10
Real estate - construction	9,869	3	10,987	2
Total(1)	$349,088	100%	$520,420	100%
_________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
As of March 31, 2013, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial and industrial	$113,515	$175,166	$37	$288,718
Real estate	16,986	33,221	294	50,501
Real estate - construction	9,869	—	—	9,869
Total(1)	$140,370	$208,387	$331	$349,088
____________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
As of March 31, 2013 and December 31, 2012, substantially all of the adjustable rate loan portfolio comprised loans that are subject to an interest rate floor and were accruing interest. Due to low market interest rates as of March 31, 2013 and December 31, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on accruing loans was 1.63% and 1.70% as of March 31, 2013 and December 31, 2012, respectively. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of March 31, 2013, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial and industrial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$73,724	$—	$—	$73,724	21%
3-Month LIBOR	10,348	1,084	—	11,432	3
6-Month LIBOR	—	21	—	21	—
Prime	121,167	11	—	121,178	35
Other	7	—	—	7	—
Total adjustable rate loans	205,246	1,116	—	206,362	59
Fixed rate loans	477	32,324	—	32,801	9
Loans on non-accrual status	82,995	17,061	9,869	109,925	32
Total loans(1)	$288,718	$50,501	$9,869	$349,088	100%
_____________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.
Shareholders' Equity
Shareholders' equity decreased by $142.5 million from December 31, 2012 to March 31, 2013, primarily due to the 15.0 million repurchase of our common stock pursuant to the Share Repurchase Program at an average price of $9.18 per share for a total purchase price of $137.7 million during the three months ended March 31, 2013. This is consistent with the current strategy to dispose of the Parent Company's remaining assets and return excess liquidity to shareholders.

Credit Quality and Allowance for Loan and Lease Losses
Non-performing loans
The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
Commercial and industrial	$82,995	$47,213
Real estate	17,061	17,061
Real estate - construction	9,869	10,987
Total loans on non-accrual	$109,925	$75,261
Accruing loans contractually past-due 90 days or more
Commercial and industrial	—	$—
Real estate	—	—
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial and industrial	$82,995	$47,213
Real estate	17,061	17,061
Real estate - construction	9,869	10,987
Total non-performing loans(1)	$109,925	$75,261
_______________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
Certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are loans that are not considered non-performing loans, as disclosed in the table above, or loans that have been restructured in a TDR, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. We had no potential problem loans as of March 31, 2013 and December 31, 2012.
Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	March 31, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$38,578	$60
90+ days delinquent	39,238	32,187
Total delinquent non-accrual loans	$77,816	$32,247
Accruing loans
30-89 days delinquent	$—	$—
90+ days delinquent	—	—
Total delinquent accruing loans	$—	$—
(1)    Includes deferred loan fees and discounts.
Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Balance as of beginning of period	$18,368	$58,981
Charge offs:
Commercial and industrial	(773)	(10,300)
Real estate	—	(1,151)
Real estate - construction	(229)	(614)
Total charge offs	(1,002)	(12,065)
Recoveries:
Commercial and industrial	1,066	446
Real estate	2	14
Total recoveries	1,068	460
Net charge offs	66	(11,605)
Charge offs upon transfer to held for sale	(9,333)	(1,259)
Provision for loan and lease losses:
General	(3,294)	(5,434)
Specific	12,647	14,603
Total provision for loan and lease losses	9,353	9,169
Balance as of end of period	$18,454	$55,286
Allowance for loan and lease losses ratio	5.3%	5.8%
Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	8.6%	3.6%
Net charge offs as a percentage of average loans outstanding (annualized)	0.1%	5.1%
Our allowance for loan and lease losses increased by $0.1 million to $18.5 million as of March 31, 2013 from $18.4 million as of December 31, 2012. This increase comprises a $3.3 million decrease in general reserves and a $3.4 million increase in specific reserves on impaired loans as further described below.
As of March 31, 2013, the unpaid principal balance of non-impaired loans was $231.7 million, and the associated general reserves were $10.4 million, representing an effective general reserve percentage of 4.5%. As of December 31, 2012, the unpaid principal balance of non-impaired loans was $379.2 million, and the associated general reserves were $13.7 million, representing an effective general reserve percentage of 3.6%. The overall reserve percentage was slightly higher at March 31, 2013 than at year end because the loan portfolio had less favorable credit performance attributes. Specifically, there was a decline in the balance of certain non-impaired commercial loans categories with poor credit performance that carried disproportionately higher general reserves. The balances of these loans declined due to pay-offs or by becoming impaired and becoming subject to a specific reserve evaluation.
Impaired loans
We employ a formal quarterly process to both identify impaired loans and record specific reserves in accordance with the Company policy. For additional information, see Credit Quality and Allowance for Loan and Lease Losses - Consolidated within this section.
As of March 31, 2013 and December 31, 2012, our non-impaired and impaired loan balances was as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$231,707	$379,177
General reserves allocated	10,422	13,716
Effective reserve %	4.5%	3.6%
Impaired loans
Unpaid principal balance	$119,690	$147,143
Specific reserves allocated(1)	8,032	4,652
Original legal balance previously charged off(2)	108,648	122,521
Total cumulative charge offs and specific reserves	116,680	127,173
Legal balance	263,035	303,211
Expected total loss of the legal balance (%)	44.4%	41.9%
__________________________________

(1)
The increase in specific reserves from December 31, 2012 to March 31, 2013 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $2.3 million, ii) additional specific reserves for loans impaired as of December 31, 2012 net of related reversals or charge offs of $4.3 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the three months ended March 31, 2013 of $1.4 million. The specific reserves in place at March 31, 2013 and at December 31, 2012 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.
In the Other Commercial Finance portfolio, the areas with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2012, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception comprised 18%, 22% and 48.0%, respectively, of those years' charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. As of March 31, 2013 and December 31, 2012, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception, totaled $42.9 million and $49.4 million, respectively, or 11.9% and 9.0% of total loans, respectively. Additionally, cash flow based commercial loans originated prior to the Bank's July 2008 inception are considered to be higher risk based on historical charge offs. For the years ended December 31, 2012, 2011 and 2010, cash flow based commercial loans originated prior to the Bank's July 2008 inception comprised 51%, 55% and 40%, respectively, of those years' charge offs. As of March 31, 2013 and December 31, 2012, cash flow based commercial loans originated prior to the Bank's July 2008 inception totaled $201.1 million and $336.6 million, respectively, or 55.9% and 61.2% of total loans, respectively.
Troubled Debt Restructurings
During the three months ended March 31, 2013 and 2012, loans with an aggregate carrying value of $7.8 million and $21.5 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms. The specific reserves allocated to loans that were involved in TDRs were $8.0 million and $0.9 million as of March 31, 2013 and December 31, 2012, respectively.

Liquidity and Capital Resources
We separately manage the liquidity of the Bank and the Parent Company as required by regulation. Our liquidity management is based on our assumptions related to expected cash inflows and outflows that we believe are reasonable. These include our assumption that substantially all newly originated loans will be funded by the Bank.
As of March 31, 2013, we had $915.5 million of unfunded commitments to extend credit to our borrowers, of which $856.4 million were commitments of the Bank and $59.1 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our borrowers' ability to provide collateral to secure the requested additional fundings, the collateral's satisfaction of eligibility requirements, our borrowers' ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future fundings by us, and our borrowers may draw on these unfunded commitments at any time. We forecast adequate liquidity to fund the expected borrower draws under these commitments.
The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth in our Risk Factors and the Cautionary Note Regarding Forward Looking Statements in our Form 10-K and in this Form 10-Q.

CapitalSource Bank Liquidity
The Bank's liquidity sources and uses are as follows:
Liquidity Sources

•	Deposits;

•	Payments of principal and interest on loans and securities;

•	Cash equivalents;

•	Borrowings from the FHLB SF(1);

•	State and Local Agency Deposits(1);

•	Brokered Certificates of Deposit(1);

•	Capital contributions(1);

•	Borrowings from the Parent Company(1);

•	Borrowings from banks or the FRB(1);

•	Loan sales(1); and

•	Issuance of debt securities(1).
Liquidity Uses

•	Funding new and existing loans;

•	Purchasing investment securities;

•	Funding net deposit outflows and related interest;

•	Operating expenses;

•	Income taxes(2); and

•	Dividends.
______________________________
(1)    Represents secondary sources of funding.
(2)    Paying income taxes is pursuant to our intercompany tax allocation arrangement.
We intend to maintain sufficient liquidity at the Bank to meet depositor demands and fund loan commitments and operations as well as to maintain liquidity ratios required by our regulators. The Bank operates in accordance with the remaining conditions imposed and contractual agreements entered in connection with regulatory approvals obtained upon its formation, including requirements that the Bank is required to maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well- capitalized” under relevant banking regulations.

Pursuant to agreements with our regulators, to the extent the Bank independently is unable to do so, the Parent Company must maintain the Bank's total risk-based capital ratio at not less than 15% and must maintain the capital levels of the Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. As such, per the Capital Maintenance and Liquidity Agreement ("CMLA"), the Parent Company has provided a $150.0 million unsecured revolving credit facility to the Bank that the Bank may draw on at any time it or the FDIC deems necessary. As of March 31, 2013, there were no amounts drawn or outstanding under this facility. As of March 31, 2013, in connection with the Bank's liquidity risk analysis, we have determined that a draw on this facility would not be required under an adverse stress scenario.
In addition, we have a policy to maintain 7.5% of the Bank's assets in unencumbered cash, cash equivalents and available-for-sale investments. In accordance with regulatory guidance, we have identified, modeled and planned for the financial, capital and liquidity impact of various events, including stress scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, a material increase in loan funding obligations, a material increase in credit costs or any combination of these events. We anticipate that the Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimum ratios in these events and scenarios and would not need to borrow from the Parent to cover a shortfall per the CMLA. The Bank has a contingency funding plan which contains the steps the Company would take to mitigate a liquidity crisis.
The Bank's primary source of liquidity is deposits, most of which are in the form of certificates of deposit. As of March 31, 2013, deposits at the Bank were $5.7 billion. We utilize various product, pricing and promotional strategies in our deposit business, so that we are able to obtain and maintain sufficient deposits to meet our liquidity needs. For additional information, see Note 5, Deposits, in our accompanying audited consolidated financial statements for the three months ended March 31, 2013.
The Bank supplements its liquidity with borrowings from the FHLB SF. As of March 31, 2013, the Bank had financing availability with the FHLB SF equal to 35.0% of the Bank's total assets, or $2.6 billion as of March 31, 2013 and December 31, 2012, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of March 31, 2013, securities collateral with an estimated fair value of $122.0 million and loans with an unpaid principal balance of $836.2 million were pledged to the FHLB SF. Securities and loans pledged to the FHLB SF are subject to an advance rate in determining borrowing capacity.
As of March 31, 2013 and December 31, 2012, the Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Borrowing capacity	$838,848	$841,309
Less: outstanding principal	(600,000)	(595,000)
Less: outstanding letters of credit	(300)	(300)
Unused borrowing capacity	$238,548	$246,009
The Bank participates in the primary credit program of the FRB of San Francisco's discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of March 31, 2013, collateral with an estimated fair value of $60.0 million had been pledged under this program, and there were no borrowings outstanding under this program.
The Bank also maintains a portfolio of investment securities. As of March 31, 2013, the Bank had $263.5 million of unrestricted cash and cash equivalents and $946.9 million in investment securities, available-for-sale. The investment portfolio primarily comprises highly liquid securities that can be sold and converted to cash if additional liquidity needs arise.

Parent Company Liquidity
The Parent Company's liquidity sources and uses are as follows:
Liquidity Sources

•	Cash and cash equivalents;

•	Income tax payments from the Bank(1);

•	Payments of principal and interest on loans and securities;

•	Asset sales;

•	Dividends from the Bank(2);

•	Borrowings from other banks(3); and

•	Issuance of debt and equity securities.
Liquidity Uses

•	Interest and principal payments on existing debt;

•	Tax payments;

•	Operating expenses;

•	Share repurchases(4);

•	Debt repurchases and repayments;

•	Dividends;

•	Funding unfunded commitments; and

•	Provide funding to the Bank under the CMLA.
______________________________
(1)    Pursuant to our intercompany tax allocation arrangement.
(2)    As permitted by banking regulations and guidelines.
(3)    Represents secondary sources of funding.
(4)    Pursuant to our Stock Repurchase Program.

We intend to maintain sufficient liquidity at the Parent Company to pay current quarterly dividends to common stockholders, fund revolving loan balances, make interest payments on trust preferred securities, pay operating expenses and pay certain liabilities.  Management regularly monitors the liquidity needs of the Parent Company and will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs. We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as current and projected market and economic conditions, individual borrower funding needs, and existing and planned business activities. Our Management Asset/Liability Committee (“ALCO”) provides oversight to the liquidity management process and recommends policy guidelines for the approval of our Board of Directors, and courses of action to address our actual and projected liquidity needs.
As discussed, to the extent the Bank independently is unable to do so, the Parent Company must maintain the Bank's total risk-based capital ratio at not less than 15% and must maintain the capital levels of the Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. As such, per the CMLA, the Parent Company has provided a $150.0 million unsecured revolving credit facility to the Bank that the Bank may draw on at any time it or the FDIC deems necessary. As of March 31, 2013, there were no amounts drawn or outstanding under this facility. As of March 31, 2013, in connection with the Bank's liquidity risk analysis, we have determined that a draw on this facility would not be required under a severely adverse stress scenario. Under these scenarios, the Parent Company has included the ability to offer and sell securities under its shelf registration and the ability to sell assets with pricing for such sales executed under a distressed scenario.
In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years. Subsequently, an additional $635.0 million was also authorized during the same period. In October 2012, the Board extended the program to include the period through December 31, 2013 and reset the authorization at $250.0 million. Collectively, we refer to these authorizations as the “Stock Repurchase Program.” During the year ended December 31, 2012 we repurchased 49.3 million shares of our common stock under the prior Board approved Stock Repurchase Program at an average price of $6.97 per share for a total purchase price of $344.2 million. During the three months ended March 31, 2013, we repurchased 15.0 million shares of our common stock under the Stock Repurchase Program at an average price of $9.18 per share for a total purchase price of $137.7 million. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement. For additional information, see Note 10, Shareholders' Equity, in our accompanying unaudited consolidated financial statements for the three months ended March 31, 2013 and 2012.

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

We evaluate all SPEs with which we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent variable interest entities, we consolidate these entities if we also determine that we are the primary beneficiary of the entity. For special purpose entities for which we determine we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. The assets and related liabilities of all special purpose entities that we use to issue our term debt are recognized in our accompanying audited consolidated balance sheets as of March 31, 2013 and December 31, 2012.

Commitments, Guarantees & Contingencies
As of March 31, 2013 and December 31, 2012, we had unfunded commitments to extend credit to our borrowers of $0.9 billion and $1.0 billion, respectively. Additional information on these contingencies is included in Note 16, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2012, included in our Form 10-K, and Liquidity and Capital Resources herein.
We have non-cancelable operating leases for office space and office equipment, which expire over the next twelve years and contain provisions for certain annual rental escalations. For additional information, see Note 16, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2012, in our Form 10-K.
We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of March 31, 2013 and December 31, 2012, we had issued $39.7 million and $54.2 million, respectively, in standby letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have posted cash and investment securities as collateral with us under these arrangements.
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
During the three months ended June 30, 2010, we sold all of our remaining direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs, if notified by the current owners of their intention to exercise their indemnification right, however, no such notification has been received to date. As of March 31, 2013, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.
From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Credit Risk Management
Credit risk is the risk of loss arising from adverse changes in a borrower's or counterparty's ability to meet its financial obligations under agreed-upon terms. Credit risk exists primarily in our loan, lease and derivative portfolios and certain portions of our investment portfolio that may include investments such as non-agency MBS, non-agency ABS, CMBS and Collateralized Loan Obligations. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the borrower, the contractual terms of the agreement and the availability and quality of collateral. We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding with an individual counterparty, by obtaining collateral based on the nature of the lending arrangement and management's assessment of the borrower, and by applying uniform credit standards maintained for all activities with credit risk.
As appropriate, various committees evaluate and approve credit standards and oversee the credit risk management function related to our loans and other investments. These committees' primary responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring economic and market conditions having an impact on our credit-related activities and evaluating and monitoring overall credit risk and monitoring our borrowers' financial condition and performance.
Substantially all new loans have been originated at the Bank, and we maintain a comprehensive credit policy manual for all loans that is supplemented by specific loan product underwriting guidelines. Among other things, the credit policy manual sets forth requirements that meet the regulations enforced by both the FDIC and the DFI. Examples of such requirements include the loan to value limitations for real estate secured loans, standards for real estate appraisals and other third-party reports and collateral insurance requirements.
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
We continuously monitor a borrower's ability to perform under its obligations. Additionally, we manage the size and risk profile of our loan portfolio by syndicating loan exposure to other lenders and selling loans.
Under our credit risk management process, each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on: the borrower's financial performance and financial standing, the borrower's ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination, risk ratings are monitored and reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the borrower's financial condition, cash flow or financial position. We use loan aggregations by risk rating as one measure of credit risk within the loan portfolio. In addition to risk ratings, we consider the market trend of collateral values and loan concentrations by borrower industries and real estate property types (where applicable).
Concentrations of Credit Risk
In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States. As of March 31, 2013, borrowers in the following industries comprised the following concentrations by loan balance: health care and social assistance; and real estate and rental and leasing, which represented approximately 22.6% and 21.1% of the outstanding loan portfolio, respectively.  As of March 31, 2013, lender finance loans were our largest loan concentration by sector and represented approximately 15% of our loan portfolio.
Apart from the borrower industry concentrations, loans secured by real estate represented approximately 43% of our outstanding loan portfolio as of March 31, 2013. Within this area, the largest property type concentration was the multifamily category, comprising approximately 13% of total loans and 30% of loans secured by real estate. The largest geographical concentration was in California, comprising approximately 11% of total loans and 25% of loans secured by real estate.

We consider multiple loans as one borrower or one credit relationship when borrowers are under common majority ownership, have a common guarantor, or may depend on each other to service our loans. Selected information pertaining to our largest credit relationships as of March 31, 2013 was as follows:

Loan Balance	% of Total Portfolio	Loan Type	Industry	Amount of Loan(s) at Origination	Loan Commitment	Performing	Specific Reserves	Underlying Collateral(1)	Date of Last Collateral Appraisal	Amount of Last Appraisal
($ in thousands)
$101,605	1.6%	Commercial	Timeshare	$173,663	$110,000	Yes	—	Timeshare receivables	n/a	(2)
84,465	1.4%	Real Estate	Resort Vacation Club	93,972	89,599	Yes	—	Portfolio of vacation properties	Various ranging from May 2012 to September 2012	(3)
$186,070	3.0%			$267,635	$199,599
______________________

(1)	Represents the primary collateral supporting the loan. In certain cases, there may be additional types of collateral.

(2)
The collateral that secures our loan balance of $101.6 million as of March 31, 2013 consisted of timeshare receivables that had a total outstanding principal balance of $121.4 million as of March 31, 2013. Total senior debt, including our loan balance, secured by the collateral was $101.6 million as of March 31, 2013.

(3)
The collateral that secures our loan balance of $84.5 million as of March 31, 2013 consisted of vacation properties that had a total value of $451.9 million as of March 31, 2013. Total senior debt, including our loan balance, secured by the collateral was $230.5 million as of March 31, 2013.

Non-performing loans include all loans on non-accrual status and accruing loans which are contractually past due 90 days or more as to principal or interest payments. There were 101 credit relationships in the non-performing portfolio as of March 31, 2013, and our largest non-performing credit relationship totaled $33.2 million and comprised 23.7% of our total non-performing loans.
Derivative Counterparty Credit Risk
Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties based on terms stipulated in the collateral support annex. We also monitor all exposure and collateral requirements daily on a per counterparty basis. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their derivative positions “net.” As of March 31, 2013, the gross positive fair value of derivative financial instruments was $392 thousand. Our master netting arrangements reduced the exposure to this positive fair value by $38 thousand. As of December 31, 2012, our derivative financial instruments had no gross positive fair values and as such, we had no exposure to counterparty risk.

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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied to the combined portfolios of our segments as of March 31, 2013, were as follows ($ in thousands):

Rate Change (Basis Points)
200	$35,889
100	11,469
-100	(3,463)
-200	(4,059)
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
As of March 31, 2013, approximately 57% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors and accruing interest, approximately 97% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of March 31, 2013 were as follows:

	Amount Outstanding	Percentage of Total Portfolio
	($ in thousands)
Loans with contractual interest rates:
Below the interest rate floor	$3,397,427	55.1%
Exceeding the interest rate floor	32,353	0.5
At the interest rate floor	70,120	1.1
Loans with interest rate floors on non-accrual	100,352	1.6
Loans with no interest rate floor	2,569,320	41.7
Total	$6,169,572	100.0%
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
There have been no significant changes during the three months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2012.

Supervision and Regulation
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
The following is an update to certain sections from our discussion of Supervision and Regulation in our Form 10-K. For further information and discussion, see Item I. Business - Supervision and Regulation, in our Form 10-K for the year ended December 31, 2012.
The international Basel Committee on Banking Supervision published the final text of Basel III on December 16, 2010, which introduced new minimum capital requirements, two liquidity ratios, a charge for credit value adjustment and a leverage ratio, among other things. While the time period and scope of U.S. implementation of Basel III remains uncertain, the Basel Committee in January 2013 issued two new measures of liquidity risk in addition to capital requirements: the Liquidity Coverage Ratio (the "LCR") and the Net Stable Funding Ratio (the "NSFR"), which are intended to measure, over different time spans, the amount of liquid assets held by the Bank. The objective of the LCR is to promote short-term resilience of the Bank's liquidity risk profile by ensuring that it has sufficient High Quality Liquid Assets ("HQLA") to survive a significant stress scenario lasting for one month. The objective of the NSFR is to promote resilience over a longer time horizon by creating additional incentives for the Bank to fund its activities with more stable sources of funding on an ongoing basis. The implementation of both of these standards is to commence in January 2015 and January 2018, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain financial market risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for additional information on our derivatives, see Note 13, Derivative Instruments, in our consolidated financial statements for the three months ended March 31, 2013, and Note 19, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2012 included in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our repurchases of shares of our common stock for the three months ended March 31, 2013, was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans(2)
January 1 - January 31, 2013	1,952,300	$7.72	1,952,300
February 1 - February 28, 2013	2,611,000	8.83	2,611,000
March 1 - March 31, 2013	9,614,500	9.51	9,614,500
Total	14,177,800	$9.14	14,177,800	$94,564,141
__________________________

(1)
Includes the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)
In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years. Subsequently, an additional $635.0 million was also authorized during the same period. In October 2012, the Board extended the program to include the period through December 31, 2013 and reset the authorization at $250.0 million. Collectively, we refer to these authorizations as the “Stock Repurchase Program.” In March 2013, we repurchased 10.4 million shares of our common stock under the Stock Repurchase Program at an average price of $9.54 per share for a total purchase price of $99.5 million. Of these purchases, purchases of 825,000 shares at an average price of $9.79 per share were settled in April 2013 which, for accounting purposes, were recorded in March 2013. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

ITEM 5. OTHER INFORMATION
On April 30, 2013, the Bank filed its Consolidated Reports of Condition and Income for A Bank With Domestic Offices Only - FFIEC 041, for the quarter ended March 31, 2013 (the “Call Report”) with the Federal Deposit Insurance Corporation.

ITEM 6. EXHIBITS

(a)	Exhibits
The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: May 3, 2013	/s/ JAMES J. PIECZYNSKI
James J. Pieczynski
Director and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2013	/s/ JOHN A. BOGLER
John A. Bogler
Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2013	/s/ MICHAEL A. SMITH
Michael A. Smith
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Description
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

10.1*	Summary of Non-employee Director Compensation.†
12.1	Ratio of Earnings to Fixed Charges.†
31.1	Rule 13a - 14(a) Certification of Chief Executive Officer.†
31.2	Rule 13a - 14(a) Certification of Chief Financial Officer.†
32	Section 1350 certifications.†
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Label Linkbase Document†
101.PRE	XBRL Taxonomy Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Definition Document†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.