Form 10-Q
period 2013-06-30
CAPITALSOURCE INC
filed 2013-08-02
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of July 31, 2013, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 196,839,846.

CapitalSource Inc.
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
	($ in thousands, except share amounts)
ASSETS
Cash and due from banks	$174,364	$178,880
Interest-bearing deposits in other banks	70,498	110,208
Other short-term investments	35,000	9,998
Restricted cash (including $0 and $36.4 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	62,287	104,044
Investment securities:
Available-for-sale, at fair value	989,780	1,079,025
Held-to-maturity, at amortized cost	122,570	108,233
Total investment securities	1,112,350	1,187,258
Loans held for sale	—	22,719
Loans held for investment	6,523,168	6,192,858
Less deferred loan fees and discounts	(46,099)	(53,628)
Loans held for investment, net (including $0 and $340.0 million, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	6,477,069	6,139,230
Less allowance for loan and lease losses	(120,493)	(117,273)
Total loans held for investment, net	6,356,576	6,021,957
Interest receivable	25,362	29,112
Other investments	55,388	60,363
Goodwill	173,135	173,135
Deferred tax assets, net	333,164	362,283
Other assets	280,582	289,048
Total assets	$8,678,706	$8,549,005
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,861,497	$5,579,270
Term debt - obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.	—	177,188
Other borrowings	1,085,266	1,005,738
Other liabilities	180,298	161,637
Total liabilities	7,127,061	6,923,833
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 196,696,797 and 209,551,674 shares issued/outstanding, respectively)	1,967	2,096
Additional paid-in capital	3,031,572	3,157,533
Accumulated deficit	(1,505,080)	(1,559,107)
Accumulated other comprehensive income, net	23,186	24,650
Total shareholders' equity	1,551,645	1,625,172
Total liabilities and shareholders' equity	$8,678,706	$8,549,005

CapitalSource Inc.
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	($ in thousands, except per share data)
Net interest income:
Interest income:
Loans and leases	$100,946	$108,301	$203,835	$217,371
Investment securities	7,040	9,236	16,933	19,953
Other	419	445	732	735
Total interest income	108,405	117,982	221,500	238,059
Interest expense:
Deposits	12,747	12,640	24,853	25,931
Borrowings	5,727	7,524	11,784	15,091
Total interest expense	18,474	20,164	36,637	41,022
Net interest income	89,931	97,818	184,863	197,037
Provision for loan and lease losses	4,832	10,536	17,337	21,608
Net interest income after provision for loan and lease losses	85,099	87,282	167,526	175,429
Non-interest income:
Loan fees	4,266	3,057	7,378	7,725
Leased equipment income	5,020	3,258	9,845	6,516
Gain (loss) on sales or calls of investments, net	1,104	(620)	2,982	(927)
Gain on derivatives, net	978	432	1,792	329
Other non-interest income, net	180	2,323	2,769	6,357
Total non-interest income	11,548	8,450	24,766	20,000
Non-interest expense:
Compensation and benefits	27,725	25,408	52,707	51,824
Professional fees	1,757	3,089	3,225	6,689
Occupancy expenses	3,239	6,221	7,454	9,980
FDIC fees and assessments	1,582	1,463	3,136	2,912
General depreciation and amortization	1,571	1,511	3,097	3,206
Loan servicing expense	2,743	6,274	4,212	10,045
Other administrative expenses	6,056	7,348	12,866	13,197
Total operating expenses	44,673	51,314	86,697	97,853
Leased equipment depreciation	3,527	2,288	6,927	4,576
Expense of real estate owned and other foreclosed assets, net	1,972	3,821	1,910	4,271
Gain on extinguishment of debt	—	(8,142)	—	(8,059)
Other non-interest expense, net	523	(1,081)	(184)	(1,391)
Total non-interest expense	50,695	48,200	95,350	97,250
Net income before income taxes	45,952	47,532	96,942	98,179
Income tax expense (benefit)	17,329	(340,017)	38,971	(314,308)
Net income	$28,623	$387,549	$57,971	$412,487
Basic income per share	$0.15	$1.71	$0.29	$1.76
Diluted income per share	$0.15	$1.66	$0.29	$1.72
Average shares outstanding:
Basic	192,422,552	226,532,286	196,915,539	233,805,456
Diluted	197,287,617	233,097,739	201,763,915	240,348,137
Dividends declared per share	$0.01	$0.01	$0.02	$0.02
See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	($ in thousands)
Net income	$28,623	$387,549	$57,971	$412,487
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax	165	(960)	(1,464)	487
Unrealized loss on foreign currency translation, net of tax	—	—	—	(351)
Other comprehensive income (loss), net of tax	165	(960)	(1,464)	136
Comprehensive income	$28,788	$386,589	$56,507	$412,623
See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Shareholders' Equity

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited)
	($ in thousands)
Total shareholders' equity as of December 31, 2012	$2,096	$3,157,533	$(1,559,107)	$24,650	$1,625,172
Net income	—	—	57,971	—	57,971
Other comprehensive loss	—	—	—	(1,464)	(1,464)
Repurchase of common stock	(150)	(137,838)	—	—	(137,988)
Dividends paid	—	36	(3,944)	—	(3,908)
Stock option expense	—	1,031	—	—	1,031
Exercise of options	13	4,380	—	—	4,393
Restricted stock activity	8	6,430	—	—	6,438
Total shareholders' equity as of June 30, 2013	$1,967	$3,031,572	$(1,505,080)	$23,186	$1,551,645

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$57,971	$412,487
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	1,031	887
Restricted stock expense	6,522	5,844
Gain on extinguishment of debt	—	(8,059)
Amortization of deferred loan fees and discounts	(16,258)	(22,434)
Paid-in-kind interest on loans	5,582	4,056
Provision for loan losses	17,337	21,608
Amortization of deferred financing fees and discounts	904	898
Depreciation and amortization	10,177	9,457
Provision (benefit) for deferred income taxes	34,118	(353,763)
Gain on investments, net	(1,665)	(459)
(Gain) loss on foreclosed assets and other property and equipment disposals	(903)	871
Unrealized loss (gain) on derivatives and foreign currencies, net	330	(1,256)
Decrease in interest receivable	3,750	8,500
(Increase) decrease in loans held for sale, net	(2,944)	21,673
Decrease in other assets	18,260	139,305
Increase (decrease) in other liabilities	19,350	(113,766)
Cash provided by operating activities	153,562	125,849
Investing activities:
Decrease (increase) in restricted cash	41,757	(10,039)
Increase in loans, net	(317,316)	(179,879)
Sale of investment securities, available-for-sale	200,572	179,868
Purchase of investment securities, available-for-sale	(117,580)	(158,736)
Sale or call of investment securities, held-to-maturity	35,185	4,023
Purchase of investment securities, held-to-maturity	(47,855)	—
Reduction of other investments, net	2,987	6,909
Purchase of property and equipment, net	(18,051)	(1,166)
Cash used in investing activities	(220,301)	(159,020)
Financing activities:
Deposits accepted, net of repayments	282,227	257,017
Repayments and extinguishment of term debt	(177,209)	(95,357)
Proceeds of other borrowings	80,000	41,159
Repurchase of common stock	(137,988)	(207,561)
Proceeds from exercise of options	4,393	37
Payment of dividends	(3,908)	(4,651)
Cash provided by (used in) financing activities	47,515	(9,356)
Decrease in cash and cash equivalents	(19,224)	(42,527)
Cash and cash equivalents as of beginning of period	299,086	458,548
Cash and cash equivalents as of end of period	$279,862	$416,021
Supplemental information:
Noncash transactions from investing activities:
Assets acquired through foreclosure	728	11,237
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
For the six months ended June 30, 2013 and 2012, we operated as two reportable segments: the Bank and Other Commercial Finance. The Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. For additional information, see Note 15, Segment Data.
On July 23, 2013, the Parent Company announced that it had entered into a Merger Agreement (the "Merger") with PacWest Bancorp ("PacWest") pursuant to which the Parent Company will merge with and into PacWest. Under the terms of the Merger, stockholders of the Parent Company will receive $2.47 in cash and 0.2837 shares of PacWest common stock for each share of CapitalSource common stock. The total value of the per share merger consideration, based on the closing price of PacWest shares on July 19, 2013, is $11.64. The transaction, currently expected to close in the first quarter of 2014, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.

Note 2.  Summary of Significant Accounting Policies
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income to improve the transparency of reporting amounts reclassified out of accumulated other comprehensive income. For significant items reclassified out of accumulated other comprehensive income in their entirety in the same reporting period, entities are required to present the effects on the line items of net income. For items that are not reclassified to net income in their entirety in the same reporting period, entities are required to cross-reference to other disclosures currently required. This guidance is effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013 and it did not have a material impact on our consolidated results of operations, financial position or cash flows.
In July 2013, the FASB amended its guidance on income taxes to eliminate diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments clarify whether unrecognized tax benefits should be presented as a liability on the balance sheet or as a reduction of a deferred tax asset. This guidance is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. We are currently evaluating the impact of this guidance.

Note 3.  Loans and Credit Quality
As of June 30, 2013 and December 31, 2012, our outstanding loan balance was $6.5 billion and $6.2 billion, respectively. These amounts include loans held for sale and loans held for investment. As of June 30, 2013 and December 31, 2012, interest and fee receivables on these loans totaled $22.5 million and $26.0 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans held for sale are recorded at the lower of cost or fair value. We determine when to sell a loan on a loan-by-loan basis and consider several factors, including the credit quality of the loan, the potential sale price relative to our loan valuation, our liquidity needs, and the resources necessary to ensure an adequate recovery if we continued to hold the loan. When our analysis indicates that the proper strategy is to sell a loan, we initiate the sale process and designate the loan as held for sale.
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
During the three and six months ended June 30, 2013, we transferred loans with a carrying value of $17.8 million and $104.9 million, respectively, which included $6.5 million and $32.9 million of impaired loans, respectively, from held for investment to held for sale. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We did not incur any losses due to lower of cost or fair value adjustments at the time of transfer during the three and six months ended June 30, 2013. However, we charged off $1.1 million and $12.1 million at the time of transfer due to credit losses inherent in the transferred loans during the three and six months ended June 30, 2013, respectively. We did not reclassify any loans from held for sale to held for investment during the three and six months ended June 30, 2013.
During the three and six months ended June 30, 2012, we transferred loans with a carrying value of $90.3 million and $100.9 million, respectively, which included $21.1 million and $31.3 million of impaired loans, respectively, from held for investment to held for sale. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We did not incur any losses due to lower of cost or fair value adjustments at the time of transfer during the three and six months ended June 30, 2012. However, we charged off $1.3 million at the time of transfer due to credit losses inherent in the transferred loans during the six months ended June 30, 2012. We had no charge offs at the time of transfer due to credit losses inherent in the transferred loans during the three months ended June 30, 2012 . We did not reclassify any loans from held for sale to held for investment during the three months ended June 30, 2012. We reclassified $5.0 million of loans from held for sale to held for investment during the six months ended June 30, 2012 based on our intent to retain these loans for investment.
During the three and six months ended June 30, 2013, we recognized net gains on the sale of loans of $0.4 million and $3.0 million, respectively. During the three and six months ended June 30, 2012, we recognized net gains on the sale of loans of $2.0 million and $3.1 million, respectively.
As of December 31, 2012, loans held for sale with an outstanding balance of $2.5 million were classified as non-accrual loans. We did not have any loans held for sale as of June 30, 2013. We did not record any fair value write-downs on non-accrual loans held for sale during the three and six months ended June 30, 2013 and 2012.
During the three and six months ended June 30, 2013, we purchased loans held for investment with an outstanding principal balance at the time of purchase of $136.1 million and $207.4 million, respectively. During the three and six months ended June 30, 2012, we purchased loans held for investment with an outstanding principal balance at the time of purchase of $34.9 million and $78.3 million, respectively.
As of June 30, 2013 and December 31, 2012, the Bank pledged loans held for investment with an unpaid principal balance of $1.1 billion and $724.1 million, respectively, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) as collateral for its financing facility.
As of June 30, 2013 and December 31, 2012, the outstanding unpaid principal balance of loans, by type of loan, was as follows:

	June 30, 2013		December 31, 2012
	($ in thousands except percentages)
Commercial and industrial	$3,621,047	56%	$3,594,643	58%
Real estate	2,795,928	43	2,499,567	41
Real estate - construction	60,094	1	45,020	1
Total(1)(2)	$6,477,069	100%	$6,139,230	100%
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.

(2)
As of June 30, 2013, includes deferred loan fees and discounts of $31.1 million, $14.3 million and $0.8 million for commercial and industrial, real estate and real estate - construction loans, respectively. As of December 31, 2012, includes deferred loan fees and discounts of $38.4 million, $14.9 million and $0.3 million for commercial and industrial, real estate and real estate - construction loans, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
As of June 30, 2013 and December 31, 2012, the carrying value of loans by class, separated by performing and non-performing categories, was as follows:

	June 30, 2013			December 31, 2012
Class	Performing	Non-Performing	Total	Performing	Non-Performing	Total
	($ in thousands)
Asset-based	$1,431,829	$30,819	$1,462,648	$1,409,837	$27,759	$1,437,596
Cash flow	1,932,090	73,506	2,005,596	1,916,042	51,700	1,967,742
Healthcare asset-based	139,477	—	139,477	179,617	—	179,617
Healthcare real estate	674,577	17,001	691,578	665,058	17,001	682,059
Multifamily	1,006,590	2,109	1,008,699	899,963	1,961	901,924
Commercial real estate	877,939	26,037	903,976	717,798	12,593	730,391
Small business	258,489	6,606	265,095	233,653	6,248	239,901
Total(1)	$6,320,991	$156,078	$6,477,069	$6,021,968	$117,262	$6,139,230
______________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Credit Quality
Credit risk within our loan portfolio is the risk of loss arising from adverse changes in a borrower's or counterparty's ability to meet its financial obligations under agreed-upon terms. The degree of credit risk will vary based on many factors including the credit characteristics of the borrower, the contractual terms of the agreement and the availability and quality of collateral. We regularly monitor a borrower's ability to perform under its obligations. Additionally, we manage the size and risk profile of our loan portfolio by syndicating loan exposure to other lenders and selling loans.
Under our credit risk management process, each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on: the borrower's financial performance and financial standing, the borrower's ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination,` risk ratings are monitored and reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the borrower's financial condition, cash flow or financial position. We use risk rating aggregations to measure credit risk within the loan portfolio. In addition to risk ratings, we consider the market trend of collateral values and loan concentrations by borrower industries and real estate property types (where applicable).
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•
Substandard - Loans that are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected; and

•
Doubtful - Loans that have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable based on currently existing facts, conditions, and values.

As of June 30, 2013 and December 31, 2012, the carrying value of each class of loans by internal risk rating, was as follows:

	Internal Risk Rating
Class	Pass	Special Mention	Substandard	Doubtful	Total
	($ in thousands)
As of June 30, 2013:
Asset-based	$1,355,491	$72,038	$6,942	$28,177	$1,462,648
Cash flow	1,683,970	124,012	185,607	12,007	2,005,596
Healthcare asset-based	100,201	28,733	10,543	—	139,477
Healthcare real estate	577,084	97,493	—	17,001	691,578
Multifamily	992,875	13,133	2,691	—	1,008,699
Commercial real estate	836,035	36,275	31,665	1	903,976
Small business	257,930	559	6,606	—	265,095
Total(1)	$5,803,586	$372,243	$244,054	$57,186	$6,477,069
As of December 31, 2012:
Asset-based	$1,352,729	$36,535	$29,185	$19,147	$1,437,596
Cash flow	1,684,107	67,629	191,582	24,424	1,967,742
Healthcare asset-based	114,889	64,728	—	—	179,617
Healthcare real estate	607,382	57,676	17,001	—	682,059
Multifamily	857,667	41,709	2,548	—	901,924
Commercial real estate	673,783	38,139	18,389	80	730,391
Small business	228,071	2,860	8,443	527	239,901
Total(1)	$5,518,628	$309,276	$267,148	$44,178	$6,139,230
__________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

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
If our non-accrual loans had performed in accordance with their original terms, interest income on the outstanding legal balance of these loans would have been $6.1 million and $11.2 million higher for the three and six months ended June 30, 2013, respectively and $9.6 million and $19.4 million higher for the three and six months ended June 30, 2012, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and December 31, 2012, the carrying value of non-accrual loans by class was as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Asset-based	$30,819	$27,759
Cash flow	73,506	51,700
Healthcare real estate	17,001	17,001
Multifamily	2,109	1,961
Commercial real estate	26,037	12,593
Small business	6,606	6,248
Total(1)	$156,078	$117,262
____________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of June 30, 2013 and December 31, 2012, the delinquency status of loans by class was as follows:

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater Than 90 Days Past Due and Accruing
	($ in thousands)
As of June 30, 2013:
Asset-based	$—	$10,796	$10,796	$1,451,852	$1,462,648	$—
Cash flow	—	9,653	9,653	1,995,943	2,005,596	—
Healthcare asset-based	—	—	—	139,477	139,477	—
Healthcare real estate	—	17,001	17,001	674,577	691,578	—
Multifamily	—	961	961	1,007,738	1,008,699	—
Commercial real estate	—	10,054	10,054	893,922	903,976	—
Small business	404	1,849	2,253	262,842	265,095	—
Total(1)	$404	$50,314	$50,718	$6,426,351	$6,477,069	$—
As of December 31, 2012:
Asset-based	$19,207	$391	$19,598	$1,417,998	$1,437,596	$—
Cash flow	578	3,486	4,064	1,963,678	1,967,742	—
Healthcare asset-based	—	—	—	179,617	179,617	—
Healthcare real estate	—	17,001	17,001	665,058	682,059	—
Multifamily	656	999	1,655	900,269	901,924	—
Commercial real estate	1,032	12,284	13,316	717,075	730,391	—
Small business	2,994	3,932	6,926	232,975	239,901	—
Total(1)	$24,467	$38,093	$62,560	$6,076,670	$6,139,230	$—
___________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
We continue to recognize interest income on loans that have been identified as impaired but that have not been placed on non-accrual status.
As of June 30, 2013 and December 31, 2012, information pertaining to our impaired loans was as follows:

	June 30, 2013			December 31, 2012
	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance
	($ in thousands)
With no related allowance recorded:
Asset-based	$30,975	$68,263	$—	$40,655	$75,547	$—
Cash flow	38,129	67,214	—	48,796	118,440	—
Healthcare asset-based	—	12,748	—	—	12,246	—
Healthcare real estate	17,001	18,718	—	17,001	18,286	—
Multifamily	2,109	2,409	—	1,961	2,108	—
Commercial real estate	26,037	98,320	—	12,711	83,363	—
Small business	6,606	13,775	—	8,112	15,976	—
Total	120,857	281,447	—	129,236	325,966	—
With allowance recorded:
Asset-based	704	696	(412)	867	859	(412)
Cash flow	40,864	45,467	(7,538)	71,609	80,322	(6,072)
Total	41,568	46,163	(7,950)	72,476	81,181	(6,484)
Total impaired loans	$162,425	$327,610	$(7,950)	$201,712	$407,147	$(6,484)
______________________

(1)	Carrying value of impaired loans before applying specific reserves. Balances are net of deferred loan fees and discounts. Excludes loans held for sale.

(2)
Represents the contractual amounts owed to us by borrowers. The difference between the carrying value and the contractual amounts owed relates to the previous recognition of charge offs and are net of deferred loan fees and discounts.

As of June 30, 2013 and December 31, 2012, the carrying value of impaired loans with no related allowance recorded was $120.9 million and $129.2 million, respectively. Of these amounts, $38.8 million and $41.6 million, respectively, related to loans that were charged off to the net fair value less cost of disposal of the underlying collateral. These charge offs were primarily the result of impairment measurements of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $82.1 million and $87.6 million related to loans that had no recorded charge offs or specific reserves as of June 30, 2013 and December 31, 2012, respectively, based on our estimate that we ultimately will collect all principal and interest amounts due.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Average balances and interest income recognized on impaired loans, by loan class, for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)
	($ in thousands)
No allowance recorded:
Asset-based	$32,439	$135	$76,710	$1,091	$34,787	$388	$66,085	$1,521
Cash flow	29,974	445	66,941	989	35,612	1,723	72,001	2,037
Healthcare asset-based	—	—	399	—	—	—	1,916	155
Healthcare real estate	17,001	—	31,047	—	17,001	—	27,820	—
Multifamily	2,056	—	934	—	2,009	—	1,137	—
Commercial real estate	14,776	—	59,496	1,815	13,639	5	84,098	2,982
Small business	6,567	22	13,662	—	7,229	242	14,098	—
Total	102,813	602	249,189	3,895	110,277	2,358	267,155	6,695
With allowance recorded:
Asset-based	756	—	10,408	—	804	—	8,524	74
Cash flow	45,245	—	107,685	689	51,804	1,477	106,493	1,391
Healthcare real estate	—	—	1,962	—	—	—	1,121	—
Total	46,001	—	120,055	689	52,608	1,477	116,138	1,465
Total impaired loans	$148,814	$602	$369,244	$4,584	$162,885	$3,835	$383,293	$8,160
_________________________

(1)	We did not recognize any cash basis interest income on impaired loans during the three and six months ended June 30, 2013 and 2012.

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
Activity in the allowance for loan and lease losses related to our loans held for investment for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Allowance for loan and lease losses at beginning of period	$118,293	$151,902	$117,273	$153,631
Charge offs	(3,296)	(33,494)	(5,453)	(45,942)
Recoveries	1,777	4,415	3,406	5,321
Net charge offs	(1,519)	(29,079)	(2,047)	(40,621)
Charge offs upon transfer to held for sale	(1,113)	—	(12,070)	(1,259)
Provision for loan and lease losses	4,832	10,536	17,337	21,608
Allowance for loan and lease losses at end of period	120,493	133,359	120,493	133,359
Allowance for credit losses on unfunded lending commitments at beginning of period(1)	2,717	4,567	3,424	4,877
Provision for (release of) allowance for unfunded lending commitments	523	(1,081)	(184)	(1,391)
Allowance for credit losses on unfunded lending commitments at end of period(1)	3,240	3,486	3,240	3,486
Total allowance for loan, lease and unfunded lending commitments	$123,733	$136,845	$123,733	$136,845
_______________________

(1)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in other liabilities. Unfunded lending commitments totaled $1.1 billion and $1.0 billion at June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, the balances of the allowance for loan and lease losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

	June 30, 2013		December 31, 2012
	Loans	Allowance for Loan and Lease Losses	Loans	Allowance for Loan and Lease Losses
	($ in thousands)
Individually evaluated for impairment(1)	$160,460	$(7,950)	$198,856	$(6,484)
Other loan groups with unidentified incurred losses	6,314,644	(112,543)	5,937,518	(110,789)
Acquired loans with deteriorated credit quality	1,965	—	2,856	—
Total	$6,477,069	$(120,493)	$6,139,230	$(117,273)
_________________________

(1)	Loans individually evaluated for impairment are net of charge offs of $127.4 million and $162.5 million at June 30, 2013 and December 31, 2012, respectively.

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
During the three and six months ended June 30, 2013, the aggregate carrying value of loans involved in TDRs were $51.5 million and $63.7 million, respectively, as of their respective restructuring dates. During the three and six months ended June 30, 2012, the aggregate carrying value of loans involved in TDRs were $20.7 million and $91.7 million, respectively, as of their respective restructuring dates. Aggregate carrying value includes principal, deferred fees and accrued interest. Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms.
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
The aggregate carrying values of loans that had been restructured in TDRs as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual	$97,349	$62,815
Accruing	6,428	83,367
Total	$103,777	$146,182

The specific reserves related to these loans were $7.5 million and $1.6 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, we had unfunded commitments related to these restructured loans of $12.8 million and $21.1 million, respectively.
The following table rolls-forward the balance of loans modified in TDRs for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Beginning balance of TDRs	$120,503	$256,995	$146,182	$309,003
New TDRs	—	14,852	1,924	22,630
Draws and pay downs on existing TDRs, net	(7,136)	(10,101)	(13,767)	(39,275)
Loan sales and payoffs	(8,582)	(189)	(28,969)	(23,795)
Charge offs post modification	(1,008)	(15,348)	(1,593)	(22,354)
Ending balance of TDRs	$103,777	$246,209	$103,777	$246,209

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The number and aggregate carrying values of loans involved in TDRs that occurred during the three and six months ended June 30, 2013 were as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR(2)	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR(2)
	($ in thousands)
Asset-based:
Maturity extension	1	$2,985	$2,985	1	$2,985	$2,985
Discounted payoffs	—	—	—	1	209	—
Multiple concessions	1	8,575	8,575	1	8,575	8,575
	2	11,560	11,560	3	11,769	11,560
Cash flow:
Maturity extension	1	32,299	32,299	2	32,548	32,548
Payment deferral	—	—	—	1	571	571
Multiple concessions	1	7,241	7,241	4	15,566	15,566
	2	39,540	39,540	7	48,685	48,685
Multifamily:
Discounted payoffs	1	425	—	1	425	—
	1	425	—	1	425	—
Small business:
Discounted payoffs	—	—	—	2	565	—
Foreclosures	—	—	—	2	766	—
Multiple concessions	—	—	—	1	1,498	1,498
	—	—	—	5	2,829	1,498
Total(1)	5	$51,525	$51,100	16	$63,708	$61,743
______________________

(1)	Includes deferred loan fees and discounts.

(2)	Represents the carrying value immediately following the modification of the loan; does not represent the carrying value as of June 30, 2013.

During the three months ended June 30, 2013, no loans experienced default after the initial restructuring. During the six months ended June 30, 2013, one cash flow loan experienced default after the initial restructuring. As of June 30, 2013, the carrying value of this loan was $0.5 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of concessions granted by loan type, including the accrual status of the loans as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013			December 31, 2012
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)
Commercial and industrial:
Maturity extension	$12,203	$6,428	$18,631	$14,166	$59,513	$73,679
Payment deferral	559	—	559	—	—	—
Multiple concessions	72,484	—	72,484	36,786	23,711	60,497
	85,246	6,428	91,674	50,952	83,224	134,176
Real estate:
Maturity extension	58	—	58	59	—	59
Payment deferral	573	—	573	617	—	617
Multiple concessions	1,700	—	1,700	200	143	343
	2,331	—	2,331	876	143	1,019
Real estate - construction:
Maturity extension	9,772	—	9,772	10,758	—	10,758
Multiple concessions	—	—	—	229	—	229
	9,772	—	9,772	10,987	—	10,987
Total	$97,349	$6,428	$103,777	$62,815	$83,367	$146,182

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
Losses incurred on TDRs since their initial restructuring by concession and loan type for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Commercial and industrial:
Maturity extension	$131	$2,888	$463	$4,929
Payment deferral	—	—	—	4
Multiple concessions	1,084	3,333	7,057	5,960
	1,215	6,221	7,520	10,893
Real estate:
Maturity extension	—	—	—	950
Multiple concessions	87	23	87	23
	87	23	87	973
Real estate - construction:
Maturity extension	—	4,390	—	4,709
Multiple concessions	—	—	229	—
	—	4,390	229	4,709
Total	$1,302	$10,634	$7,836	$16,575

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three and six months ended June 30, 2013, all related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status, as of June 30, 2013. We did not recognize any interest income for the three months ended June

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

30, 2013 on the commercial loans that experienced losses during this period. We recognized approximately $191 thousand of interest income for the six months ended June 30, 2013 on commercial loans that experienced losses during this period.
Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three and six months ended June 30, 2012, 58.4% and 76.2%, respectively, related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status, as of June 30, 2012. We did not recognize any interest income for the three months ended June 30, 2012 on the commercial loans that experienced losses during this period. We recognized approximately $74 thousand of interest income for the six months ended June 30, 2012 on the commercial loans that experienced losses during this period.
Real Estate Owned and Other Foreclosed Assets ("REO")
When we foreclose on an asset that collateralizes a loan, we record the acquired asset at its estimated fair value less costs to sell at the time of foreclosure. Upon foreclosure, we evaluate the asset's fair value as compared to the loan's carrying amount and record a charge off when the carrying amount of the loan exceeds fair value less costs to sell. We may also write down or record allowances on the acquired asset subsequent to foreclosure if such assets experience additional deterioration. Any subsequent valuation adjustments are recorded as a component of net expense of real estate owned and other foreclosed assets.
Activity related to REO for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Balance as of beginning of period	$21,332	$72,656	$23,791	$69,698
Transfers from loans held for investment	—	176	728	11,553
Fair value adjustments	(2,058)	(4,581)	(2,219)	(7,602)
REO sold	(2,714)	(15,164)	(5,740)	(20,562)
Balance as of end of period	$16,560	$53,087	$16,560	$53,087

During the three and six months ended June 30, 2013 we recognized gains of $0.4 million and $0.8 million, respectively, on the sales of REO as a component of expense of real estate owned and other foreclosed assets. During the three and six months ended June 30, 2012 we recognized losses of $1.0 million and $0.1 million, respectively, on the sales of REO as a component of expense of real estate owned and other foreclosed assets.

Note 4. Investments
Investment Securities, Available-for-Sale
As of June 30, 2013 and December 31, 2012, our investment securities, available-for-sale were as follows:

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Agency securities	$900,622	$15,823	$(4,974)	$911,471	$960,864	$23,464	$(807)	$983,521
Asset-backed securities	3,919	169	—	4,088	9,280	312	—	9,592
Collateralized loan obligations	13,046	13,574	—	26,620	13,418	12,832	—	26,250
Equity security	368	4,815	—	5,183	—	—	—	—
Non-agency MBS	25,021	627	(38)	25,610	40,937	689	(279)	41,347
U.S. Treasury and agency securities	16,671	137	—	16,808	17,632	683	—	18,315
Total	$959,647	$35,145	$(5,012)	$989,780	$1,042,131	$37,980	$(1,086)	$1,079,025

Included in investment securities, available-for-sale, were agency securities which included commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae; asset-backed securities; investments in collateralized loan obligations ("CLOs"); an equity security; commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”) and U.S. Treasury and agency asset-backed securities issued by the Small Business Administration (“SBA ABS”).

Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and included in gain on sales or calls of investments, net. During the three months ended June 30, 2013, we had calls and repayments on investment securities, available-for-sale of $97.0 million and purchases of $117.6 million, with a net amortized discount of $1.0 million. During the three months ended June 30, 2012, we had calls and repayments on investment securities, available-for-sale of $107.6 million and purchases of $122.3 million, with a net amortized discount of $1.8 million.
During the six months ended June 30, 2013, we had calls and repayments on investment securities, available-for-sale of $200.6 million and purchases of $117.6 million, with a net amortized discount of $1.6 million. During the six months ended June 30, 2012, we had calls and repayments on investment securities, available-for-sale of $179.9 million and purchases of $158.7 million, with a net amortized discount of $2.5 million.
During the three months ended June 30, 2013 and 2012, we had $0.2 million and $(1.0) million, respectively, of net unrealized after-tax gains (losses) as a component of accumulated other comprehensive income, net. During the six months ended June 30, 2013 and 2012, we had $(1.5) million and $0.5 million, respectively, of net unrealized after-tax (losses) gains as a component of accumulated other comprehensive income, net.
During the three months ended June 30, 2013 and 2012, we recorded $76 thousand and $1.1 million other-than-temporary-impairments ("OTTI"), respectively, on our available-for-sale portfolio. During the six months ended June 30, 2013 and 2012, we recorded $0.1 million and $1.1 million in OTTI, respectively, on our available-for-sale portfolio related to a decline in the fair value of our investments in collateralized loan obligations in 2013 and municipal bond in 2012. These OTTI were recorded as a component of gain (loss) on sales or calls of investments, net.
The amortized cost and fair value of investment securities, available-for-sale pledged as collateral to the FHLB SF and government agencies as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB SF	$—	$—	$190,113	$197,911
Government agencies(1)	13,542	13,808	5,390	5,439
	$13,542	$13,808	$195,503	$203,350
___________________________

(1)	Represents the amounts pledged as collateral to secure funds deposited by government agencies.

Investment Securities, Held-to-Maturity
As of June 30, 2013 and December 31, 2012, investment securities, held-to-maturity consisted of investment-grade rated commercial mortgage-backed securities ("CMBS") and CLOs. The amortized cost, gross unrealized gains and losses, and estimated fair value of held-to-maturity securities were as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Amortized Cost	$122,570	$108,233
Unrealized Gains	1,508	3,531
Unrealized Losses	(922)	(376)
Fair Value	$123,156	$111,388

During the three months ended June 30, 2013 and 2012, we recorded $0.6 million and $1.1 million, respectively, of interest income on investment securities, held-to-maturity which were recorded as a component of interest income in investment securities. During the six months ended June 30, 2013 and 2012, we recorded $2.9 million and $2.2 million, respectively, of interest income on investment securities, held-to-maturity which were recorded as a component of interest income in investment securities.
During the three months ended June 30, 2013, we had repayments and purchases of investment securities, held-to-maturity of $6.5 million and $25.0 million, respectively, with a net amortized discount of $0.2 million. In addition, we sold one CMBS with a net carrying value of $6.2 million and realized a net gain of $0.2 million during the three and six months ended June 30, 2013. The Company decided to sell the security because its rating was downgraded to B. During the six months ended June 30, 2013, we had repayments and purchases on investment securities, held-to-maturity of $35.2 million and $47.9 million, respectively, with a net amortized discount of $1.5 million.

During the three months ended June 30, 2012, we had purchases of investment securities, held-to-maturity of $3.0 million with a net amortized premium of $0.4 million. During the six months ended June 30, 2012, we had calls of investment securities, held-to-maturity of $4.0 million with a net amortized discount of $0.8 million.

The amortized costs and estimated fair values of the investment securities, held-to-maturity pledged as collateral as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB SF	$4,064	$4,374	$4,060	$4,497
Federal Reserve Bank ("FRB")	60,026	60,535	87,038	88,381
	$64,090	$64,909	$91,098	$92,878

Unrealized Losses on Investment Securities
As of June 30, 2013 and December 31, 2012, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	($ in thousands)
As of June 30, 2013
Investment securities, available-for-sale:
Agency securities	$(4,961)	$261,712	$(13)	$1,225	$(4,974)	$262,937
Non-agency MBS	(23)	1,668	(16)	577	(39)	2,245
Total investment securities, available-for-sale	$(4,984)	$263,380	$(29)	$1,802	$(5,013)	$265,182
Total investment securities, held-to-maturity	$(922)	$31,935	$—	$—	$(922)	$31,935

As of December 31, 2012
Investment securities, available-for-sale:
Agency securities	$(807)	$115,447	$—	$—	$(807)	$115,447
Non-agency MBS	(245)	8,651	(34)	1,175	(279)	9,826
Total investment securities, available-for-sale	$(1,052)	$124,098	$(34)	$1,175	$(1,086)	$125,273
Total investment securities, held-to-maturity	$—	$—	$(376)	$59,284	$(376)	$59,284

Investment securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI. As of June 30, 2013 and December 31, 2012, we do not believe that any unrealized losses in our investment securities portfolio represent an OTTI. The unrealized losses are attributable to fluctuations in the market prices of the securities due to market conditions and interest rate levels. Agency securities have the highest debt rating and are backed by government-sponsored entities. As of June 30, 2013, each of the agency, non-agency, CLOs and CMBS with unrealized losses had investment grade ratings and were well supported. Based on our analysis of each security in an unrealized loss position; we have both the intent, ability to hold and no requirement to sell these securities, so we can expect to recover the entire amortized cost basis of the impaired securities.

Contractual Maturities
As of June 30, 2013, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities, Available-for-Sale		Investment Securities, Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	6,748	6,919	—	—
Due after five years through ten years(1)	30,339	31,674	70,013	70,460
Due after ten years(2)(3)	922,560	951,187	52,557	52,696
Total	$959,647	$989,780	$122,570	$123,156
____________________

(1)
Includes Agency, Non-agency MBS, Non-agency CMBS, and CLOs with fair values of $21.6 million, $10.0 million, $60.5 million and $9.9 million respectively, and weighted average expected maturities of approximately 2.58, 1.44, 0.96 and 2.08 years, respectively, based on interest rates and expected prepayment speeds as of June 30, 2013.

(2)
Includes Agency, Non-agency MBS, Non-agency CMBS, an equity security, and CLOs with fair values of $904.5 million, $14.9 million, $15.7 million, $5.2 million, and $63.6 million, respectively, and weighted average expected maturities of approximately 3.87, 2.65, 3.16, 10.00 and 5.80 years, respectively, based on interest rates and expected prepayment speeds as of June 30, 2013.

(3)	Includes securities with no stated maturity.

Other Investments
As of June 30, 2013 and December 31, 2012, our other investments were as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Investments carried at cost	$19,596	$23,963
Investments accounted for under the equity method	35,792	36,400
Total	$55,388	$60,363

Proceeds and net pre-tax gains from sales of other investments for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Proceeds from sales	$685	$2,220	$1,015	$4,340
Gain from sales	685	1,593	1,015	3,019
During the three months ended June 30, 2013 and 2012, we recorded $1.2 million and $0.6 million, respectively, of dividends which were recorded as a component of gain (loss) on sales or calls of investments, net. During the six months ended June 30, 2013 and 2012, we recorded $2.5 million and $1.1 million, respectively, of dividends.

During three months ended June 30, 2013 and 2012, we recorded $1.1 million and $2.1 million of OTTI, respectively, relating to our investments carried at cost which was recorded as a component of gain (loss) on sales or calls of investments, net. During the six months ended June 30, 2013 and 2012, we recorded $1.1 million and $4.7 million of OTTI.

Note 5. Deposits
As of June 30, 2013 and December 31, 2012, the Bank had $5.9 billion and $5.6 billion, respectively, in deposits insured up to the maximum limit by the Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2013 and December 31, 2012, the Bank had $707.5 million and $597.8 million, respectively, of certificates of deposit in the amount of $250,000 or more and $2.9 billion and $2.6 billion, respectively, of certificates of deposit in the amount of $100,000 or more.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and December 31, 2012, interest-bearing deposits at the Bank were as follows:

	June 30, 2013		December 31, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$254,355	0.50%	$257,961	0.49%
Savings	651,537	0.52%	704,890	0.52%
Certificates of deposit	4,955,605	0.96%	4,616,419	0.94%
Total interest-bearing deposits	$5,861,497	0.89%	$5,579,270	0.87%

As of June 30, 2013, certificates of deposit detailed by maturity were as follows ($ in thousands):

Maturing by:
June 30, 2014	$4,544,123
June 30, 2015	277,495
June 30, 2016	77,728
June 30, 2017	22,723
June 30, 2018	33,536
Total	$4,955,605

For the three and six months ended June 30, 2013 and 2012, interest expense on deposits was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Savings and money market	$1,170	$1,542	$2,357	$3,427
Certificates of deposit	11,638	11,151	22,620	22,611
Fees for early withdrawal	(61)	(53)	(124)	(107)
Total interest expense on deposits	$12,747	$12,640	$24,853	$25,931

Note 6. Variable Interest Entities
Troubled Debt Restructurings
Certain of our loan modifications qualify as events that require reconsideration of our borrowers as VIEs. Through reconsideration, we determined that certain of our borrowers involved in TDRs did not hold sufficient equity at risk to finance their activities without subordinated financial support. As a result, we concluded that these borrowers were VIEs. We also determined that we should not consolidate these borrowers because we do not have a controlling financial interest in these borrowers. The equity investors of these borrowers have the power to direct the activities that will have the most significant impact on the economics of these borrowers. These equity investors' interests also provide them with rights to receive benefits in the borrowers that could be significant. As a result, we have determined that the equity investors should continue to have a controlling financial interest in the borrowers subsequent to the restructuring.
Our interests in borrowers qualifying as VIEs was $103.7 million and $115.4 million as of June 30, 2013 and December 31, 2012, respectively, and are included in loans held for investment. For certain of these borrowers, we have had obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was $143.1 million and $151.9 million as of June 30, 2013 and December 31, 2012, respectively.
Term Debt Securitizations
In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the "Issuers"). The Issuers were structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that were collateralized by the underlying assets of the Issuers, primarily comprising contributed loans. We serviced the underlying loans contributed to the Issuers and earned periodic servicing fees paid from the cash flows of the underlying loans. During the six months ended June 30, 2013, we called the remaining securitizations and repaid

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the outstanding third-party debt of $177.2 million; we recognized no gain or loss on the extinguishment of debt. As a result, as of June 30, 2013, we had no remaining securitizations. As of December 31, 2012, the total outstanding balance of the securitizations was $398.9 million. This amount includes $221.7 million of notes and certificates that we held as of December 31, 2012.
Prior to the call and extinguishment of our term debt securitizations, we had determined that the Issuers were VIEs, subject to applicable consolidation guidance and concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we had concluded that we were the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we had been reporting the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. Upon the extinguishment of our securitizations, we have no consolidated liabilities related to the Issuers as of June 30, 2013. As of December 31, 2012, the carrying amount of the consolidated liabilities related to the Issuers was $177.4 million. This amount included term debt and represented obligations for which there was only legal recourse to the Issuers. As of June 30, 2013, the carrying amount of consolidated assets related to the Issuers was $1.6 million, which primarily included the cash collateral that had been posted against the basis swaps related to our LIBOR-based securitizations. As of December 31, 2012, the carrying amount of the consolidated assets related to the Issuers was $345.4 million. This amount primarily included loans held for investment, net and related to assets that can only be used to settle obligations of the Issuers.
During 2010, we delegated certain of our collateral management and special servicing rights in the 2006-A term debt securitization trust (the "2006-A Trust") and sold our equity interest and certain notes issued by the 2006-A Trust. As a result of this transaction, we determined that we no longer had the power to direct the activities that most significantly impact the economic performance of the 2006-A Trust. Therefore, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust. For additional information, see Note 12, Commitments and Contingencies.
As of June 30, 2013 and December 31, 2012, the fair value of our remaining interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization and held as of June 30, 2013 and December 31, 2012 was $26.6 million and $26.3 million, respectively, and was classified as investment securities, available-for-sale. We have no material commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust since the deconsolidation. This swap exposure had a fair value to the counterparty of $10.4 million and $13.5 million as of June 30, 2013 and December 31, 2012, respectively. During the three and six months ended June 30, 2013, we recorded gross unrealized gains of $1.0 million and $0.7 million, respectively, which was included as a component of other comprehensive income, on the securities that we still hold in the 2006-A Trust as of June 30, 2013.

Note 7. Borrowings
As of June 30, 2013 and December 31, 2012, the composition of our outstanding borrowings was as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Term debt - obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc. (1)	$—	$177,188
Other borrowings:
Subordinated debt	410,266	410,738
FHLB SF borrowings	675,000	595,000
Total other borrowings	1,085,266	1,005,738
Total borrowings	$1,085,266	$1,182,926
_______________________

(1)	Amount presented is net of debt discounts of $21 thousand as of December 31, 2012.

Term Debt
In conjunction with each of our commercial term debt securitizations, we established and contributed commercial loans to separate Issuers. The Issuers were structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that were collateralized by the underlying assets of the Issuers, primarily comprising contributed loans.
We serviced the underlying commercial loans contributed to the Issuers and earned periodic servicing fees paid from the cash flows of the underlying commercial loans. During the six months ended June 30, 2013, we called the 2006-1, 2006-2 and

2007-1 term debt securitizations and repaid the outstanding third-party debt of $177.2 million; we recognized no gain or loss on the extinguishment of debt. As a result, as of June 30, 2013, we had no outstanding term debt securitizations.
Our outstanding term debt transactions held by third parties as of June 30, 2013 and December 31, 2012, were as follows:

	Amounts Issued	Outstanding Third Party Held Debt Balance as of		Interest Rate Spread(1)	Original Expected Maturity Date
		June 30, 2013	December 31, 2012
	($ in thousands)
2006-1
Class C	$68,447	$—	$1,119	0.55%	September 20, 2010
Class D	52,803	—	24,371	1.30%	December 20, 2010
	121,250	—	25,490
2006-2
Class D(2)	101,250	—	84,597	1.52%	June 20, 2013
Class E	56,250	—	20,000	2.50%	June 20, 2013
	157,500	—	104,597
2007-1
Class C	84,000	—	19,448	0.65%	February 20, 2013
Class D	48,000	—	27,674	1.50%	September 20, 2013
	$132,000	—	47,122
Total		$—	$177,209
____________________

(1)	Our term debt securitizations incurred interest based on one-month LIBOR, which was 0.21% as of December 31, 2012.

(2)	We repurchased certain bonds from third party investors at fair market value. The tables reflect outstanding debt to third party investors, and therefore, eliminate the portions of debt owned by us.

Convertible Debt
We have issued convertible debentures as part of our financing activities. Our 7.25% senior subordinated convertible debentures due 2037 (originally issued in July 2007) were repurchased in full during 2012 and extinguished, leaving no remaining convertible debentures.
For the three and six months ended June 30, 2013 and 2012, the interest expense recognized on our convertible debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Interest expense recognized on:
Contractual interest coupon	$—	$444	$—	$934
Amortization of deferred financing fees	—	2	—	6
Amortization of debt discount	—	29	—	61
Total interest expense recognized	$—	$475	$—	$1,001
Effective interest rate on the liability component:
7.25% senior subordinated convertible debentures due 2037 (1)	—%	7.79%	—%	7.79%
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
In March 2012, we purchased an aggregate of $26.1 million of preferred securities from our TP Trusts 2005-1 and 2006-4 at a discount from liquidation value. As a result of this purchase, the related subordinated debt of $26.1 million was exchanged and cancelled during the three months ended June 30, 2012, and we recognized a related pre-tax gain of $8.1 million on the extinguishment of debt.
FHLB SF Borrowings and FRB Credit Program
The Bank is a member of the FHLB SF. As of June 30, 2013 and December 31, 2012, the Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Borrowing capacity	$940,640	$841,309
Less: outstanding principal	(675,000)	(595,000)
Less: outstanding letters of credit	(150)	(300)
Unused borrowing capacity	$265,490	$246,009

The Bank is an approved depository institution under the primary credit program of the FRB of San Francisco's discount window and is eligible to borrow from the FRB for short periods, generally overnight. As of June 30, 2013 and December 31, 2012, collateral with amortized costs of $60.0 million and $87.0 million, respectively, and fair values of $60.5 million and $88.4 million, respectively, had been pledged under this program. As of June 30, 2013 and December 31, 2012, there were no borrowings outstanding.

Note 8. Shareholders' Equity
Common Stock Shares Outstanding
Common stock share activity for the six months ended June 30, 2013 was as follows:

Outstanding as of December 31, 2012	209,551,674
Repurchase of common stock	(15,002,800)
Exercise of options	1,347,824
Restricted stock activity	800,099
Outstanding as of June 30, 2013	196,696,797

Accumulated other comprehensive income, net
Accumulated other comprehensive income, net, as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013
	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance as of January 1, 2013	$24,650	$—	$24,650
Other comprehensive loss before reclassifications, net of tax benefit of $5.0 million (1)	(1,762)	—	(1,762)
Amounts reclassified from accumulated other comprehensive income, net (2)	298	—	298
Other comprehensive loss, net of tax benefit of $5.0 million	(1,464)	—	(1,464)
Ending balance as of June 30, 2013	$23,186	$—	$23,186

(1)	Gross amount included in Investment securities interest income, with related tax impact included in Deferred tax assets, net.

(2)	Gross amount included in Other non-interest expense, net, with no related tax impact.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance as of January 1, 2012	$19,055	$351	$19,406
Other comprehensive income before reclassifications, net of tax benefit of $1.5 million (1)	7,303	—	7,303
Amounts reclassified from accumulated other comprehensive income, net of tax (benefit) expense of $(0.7) million and $350.5 thousand, respectively (2)	(1,708)	(351)	(2,059)
Other comprehensive income (loss), net of tax (benefit) expense of $(2.2) million and $350.5 thousand, respectively	5,595	(351)	5,244
Ending balance as of December 31, 2012	$24,650	$—	$24,650

(1)	Gross amount included in Investment securities interest income, with related tax impact included in Deferred tax assets, net.

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
In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. During 2012, we reversed a significant portion of the valuation allowance, and such reversal was recorded as a benefit in our income tax expenses. The deferred tax asset was evaluated based on our evaluation of the available positive and negative evidence, including the associated character and jurisdiction of the deferred tax asset along with our ability to realize the deferred tax asset. A valuation allowance remains in effect with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods. As of June 30, 2013 and December 31, 2012, the valuation allowance was $125.3 million and $128.6 million, respectively.
Consolidated income tax expense (benefit) for the three months ended June 30, 2013 and 2012 was $17.3 million and $(340.0) million, respectively. The tax expense for the three months ended June 30, 2013 was primarily the result of the tax expense on the pre-tax book income. The tax benefit for the three months ended June 30, 2012 was primarily the reversal of a large portion of the valuation allowance against our deferred tax assets. Consolidated income tax expense (benefit) for the six months ended June 30, 2013 and 2012 was $39.0 million and $(314.3) million, respectively. The tax expense for the six months ended June 30, 2013 was primarily the result of the tax expense on the pre-tax book income. The tax benefit recorded for the six months ended June 30, 2012 was caused primarily by the reversal of a large portion of the valuation allowance against our deferred tax assets.
The effective income tax rate on our consolidated net income was 37.7% and (715.3)% for the three months ended June 30, 2013 and 2012, respectively, and the effective income tax rate on our consolidated net income was 40.2% and (320.1)% for the six months ended June 30, 2013 and 2012, respectively.
We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2011. We are currently under examination by the Internal Revenue Service for the tax years 2006 through 2008, and by certain state jurisdictions for the tax years 2006 to 2011.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Net Income Per Share
The computations of basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands, except per share data)
Net income	$28,623	$387,549	$57,971	$412,487
Average shares - basic	192,422,552	226,532,286	196,915,539	233,805,456
Effect of dilutive securities:
Option shares	2,230,454	2,262,534	2,394,521	2,308,968
Stock units and unvested restricted stock	2,634,611	4,302,919	2,453,855	4,233,713
Average shares - diluted	197,287,617	233,097,739	201,763,915	240,348,137
Basic net income per share	$0.15	$1.71	$0.29	$1.76
Diluted net income per share	$0.15	$1.66	$0.29	$1.72

The weighted average shares that have an anti-dilutive effect in the calculation of diluted net income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock units	—	273	1	776
Stock options	506,380	1,416,856	518,387	1,252,991
Shares issuable upon conversion of convertible debt (1)	—	857,297	—	857,297
Unvested restricted stock	—	60,617	518,448	97,243
_____________________________

(1)	As of June 30, 2013, there was no convertible debt outstanding.

Note 11. Bank Regulatory Capital
The Bank is subject to various regulatory capital requirements established by federal and state regulatory agencies. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. The Bank's capital amounts and other requirements are also subject to qualitative judgments by its regulators about risk weightings and other factors.
Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, the Bank must be “well-capitalized” and at all times have a minimum total risk-based capital ratio of 15%, a minimum Tier-1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. The Bank's ratios and the minimum requirements as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013				December 31, 2012
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Tier-1 Leverage	$1,006,348	13.51%	$372,367	5.00%	$933,837	13.06%	$357,443	5.00%
Tier-1 Risk-Based Capital	1,006,348	14.93	404,410	6.00	933,837	15.24	367,651	6.00
Total Risk-Based Capital	1,090,892	16.18	1,011,025	15.00	1,010,746	16.50	919,128	15.00

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies
As of June 30, 2013 and December 31, 2012, we had committed lending arrangements to our borrowers of approximately $7.8 billion and $7.4 billion of which approximately $1.1 billion and $1.0 billion were unfunded, respectively. As of June 30, 2013 and December 31, 2012, the Bank had total unfunded commitments of $993.4 million and $922.4 million, respectively. As of June 30, 2013 and December 31, 2012, the Parent Company had total unfunded commitments of $56.8 million and $88.5 million, respectively. Our failure to satisfy our full contractual funding commitment to one or more of our borrowers could create a breach of contract, expose us to lender liability claims and damage our reputation in the marketplace, which could have a material adverse effect on our business.
We have non-cancelable operating leases for office space and office equipment, which expire over the next twelve years and contain provisions for certain annual rental escalations, if any. We have committed to contribute up to an additional $4.3 million to 15 private equity funds.
We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of June 30, 2013 and December 31, 2012, we had issued $40.5 million and $54.2 million, respectively, in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have posted cash and investment securities as collateral under these arrangements.
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
During the three months ended June 30, 2010, we sold all of our remaining direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs, if notified by the current owners of their intention to exercise their indemnification right, however, no such notification has been received to date. As of June 30, 2013, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.
From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 13.  Derivative Instruments
We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of June 30, 2013 and December 31, 2012, none of our derivatives were designated as hedging instruments pursuant to GAAP.
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
In connection with our term debt securitizations which were extinguished as of June 30, 2013, we had entered into basis swaps to eliminate risk between our LIBOR-based securitizations and the prime-based loans pledged as collateral for that debt. Those basis swaps modified our exposure to interest rate risk by converting our prime rate loans to a one-month LIBOR rate. The objective of that swap activity was to protect us from risk that interest collected under the prime rate loans was not sufficient to service the interest due under the one-month LIBOR-based term debt.
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of June 30, 2013, the gross positive fair value of derivative financial instruments was $1.3 million; our master netting arrangements reduced the exposure to this positive fair value by $1 thousand.
We report our derivatives at fair value on a gross basis irrespective of our master netting arrangements. We held no collateral against our derivatives in asset positions as of June 30, 2013 and December 31, 2012. For derivatives that were in a liability position, we had posted collateral of $1.5 million as of June 30, 2013 and December 31, 2012. As of June 30, 2013, we also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at the Bank.
During the three and six months ended June 30, 2013, $4.7 million of interest rate swaps were terminated in conjunction with calling the two remaining securitizations.
As of June 30, 2013 and December 31, 2012, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

	June 30, 2013			December 31, 2012
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Other Assets	Other Liabilities		Other Assets	Other Liabilities
	($ in thousands)			($ in thousands)
Interest rate contracts	$—	$—	$—	$6,712	$—	$11
Foreign exchange contracts	55,739	1,342	1	34,553	—	471
Total	$55,739	$1,342	$1	$41,265	$—	$482

The gains and losses on our derivative instruments recognized during the three and six months ended June 30, 2013 and 2012, as well as the locations of such gains and losses in our audited consolidated statements of operations were as follows:

	Location	Gain (Loss) Recognized in Income During the Three Months Ended June 30,		Gain (Loss) Recognized in Income During the Six Months Ended June 30,
		2013	2012	2013	2012
		($ in thousands)
Interest rate contracts	Gain (loss) on derivatives, net	$8	$5	$8	$341
Foreign exchange contracts	Gain (loss) on derivatives, net	(986)	427	(1,800)	(12)
Total		$(978)	$432	$(1,792)	$329

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities, Available-for-Sale
Investment securities, available-for-sale, consist of Agency MBS, Non-agency MBS, asset-backed securities, an equity security and CLOs that are carried at fair value on a recurring basis and classified as available-for-sale securities. Fair value adjustments on these investments are generally recorded through other comprehensive income. However, if impairment on an investment, available-for-sale is deemed to be other-than-temporary, all or a portion of the fair value adjustment may be reported in earnings. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. These securities are primarily classified within Level 2 of the fair value hierarchy. No available for sale securities were transferred from or into Level 3 during the year ending June 30, 2013.
Investment Securities, Held-to-Maturity
Investment securities, held-to-maturity consist of CMBS and CLOs. These securities are generally recorded at amortized cost, but are recorded at fair value on a non-recurring basis to the extent we record an OTTI on the securities. Fair value measurements are determined using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads.
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Impaired collateral dependent commercial real estate loans for which ultimate collection depends solely on the sale of the collateral are charged off to the estimated fair value of the collateral less estimated costs to sell. For certain of these loans, we charged off to an amount different than the value indicated by the most recent appraisal; this was primarily the result of the appraisal being outdated. As of June 30, 2013 and December 31, 2012, we charged off an additional $29.9 million, net, and $32.2 million, net, respectively, in loan balances compared with amounts that would have been charged off based on the most recent appraised values of the collateral.
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
As of June 30, 2013, $58.1 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data.
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
FHLB SF Stock
Our investment in FHLB SF stock is recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but may be sold back to the FHLB SF at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB SF and its overall financial condition. No impairment losses on our investment in FHLB SF stock have been recorded through June 30, 2013.
Derivative Assets and Liabilities
Derivatives are carried at fair value on a recurring basis and primarily relate to interest rate swaps, caps, floors and forward exchange contracts which we enter into to manage interest rate risk and foreign exchange risk. Our derivatives are principally

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

traded in over-the-counter markets where quoted market prices are not readily available. Instead, the fair value of derivatives is measured using market observable inputs such as interest rate yield curves, volatilities and basis spreads. We also consider counterparty credit risk in valuing our derivatives. We typically classify our derivatives in Level 2 of the fair value hierarchy.
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
Term Debt
Term debt comprised our term debt securitizations as of December 31, 2012. For disclosure purposes, the fair values of our securitizations were determined based on actual prices from recent third party purchases of our debt when available and based on indicative price quotes received from various market participants when recent transactions have not occurred.
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Carried at Fair Value on a Recurring Basis
Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of June 30, 2013 were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$911,471	$—	$911,471	$—
Assets-backed securities	4,088	—	4,088	—
Collateralized loan obligations	26,620	—	—	26,620
Equity Securities	5,183	5,183	—	—
Non-agency MBS	25,610	—	25,610	—
U.S. Treasury and agency securities	16,808	—	16,808	—
Total investment securities, available-for-sale	989,780	5,183	957,977	26,620
Other assets held at fair value
Derivative assets	1,342	—	1,342	—
Total Assets	$991,122	$5,183	$959,319	$26,620
Liabilities
Other liabilities held at fair value:
Derivative liabilities	$1	$—	$1	$—

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2012 were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$983,521	$—	$983,521	$—
Asset-backed securities	9,592	—	9,592	—
Collateralized loan obligation	26,250	—	—	26,250
Non-agency MBS	41,347	—	41,347	—
U.S. Treasury and agency securities	18,315	—	18,315	—
Total assets	$1,079,025	$—	$1,052,775	$26,250
Liabilities
Derivative liabilities	$482	$—	$482	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the fair values of assets and liabilities carried at fair value for the six months ended June 30, 2013 that have been classified in Level 3 of the fair value hierarchy was as follows:

Investment Securities, Available-for-Sale
Collateralized Loan Obligation
($ in thousands)
Balance as of January 1, 2013	$26,250
Realized and unrealized gains:
Included in income	1,520
Included in other comprehensive income, net	741
Total realized and unrealized gains	2,261
Transfers to/from Level 3
Transfers into Level 3	—
Transfers out of Level 3	—
Total Level 3 transfers	—
Sales, issuances, and settlements:
Settlements	(1,891)
Total sales, issuances, and settlements	(1,891)
Balance as of June 30, 2013	$26,620

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three and six months ended June 30, 2013 and 2012, reported in interest income and loss on investments, net were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Interest Income		Loss on Investments, Net		Interest Income		Loss on Investments, Net
	2013	2012	2013	2012	2013	2012	2013	2012
	($ in thousands)
Total gains (losses) included in earnings for the period	$770	$814	$(76)	$(1,096)	$1,664	$1,628	$(144)	$(1,101)
Unrealized gains (losses) relating to assets still held at reporting date	770	814	(76)	(292)	1,664	1,617	(144)	(1,106)

Assets Carried at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets, including related transaction costs, for which nonrecurring fair value adjustments were recorded as of June 30, 2013 and December 31, 2012, classified by their position in the fair value hierarchy.

	June 30, 2013				December 31, 2012
	Fair Value Measurement as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)				($ in thousands)
Assets
Loans held for sale	$—	$—	$—	$—	$1,000	$—	$1,000	$—
Loans held for investment	18,823	—	1,811	17,012	9,287	—	—	9,287
Investments carried at cost	1,707	—	1,685	22	597	—	571	26
Real estate owned	3,231	—	426	2,805	6,178	—	1,844	4,334
Total assets	$23,761	$—	$3,922	$19,839	$17,062	$—	$3,415	$13,647

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net losses (gains) of the assets resulting from nonrecurring fair value adjustments for the three months ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Assets
Loans held for investment	$2,061	$24,032	$9,271	$29,652
Investments carried at cost	1,113	2,095	1,113	4,700
Real estate owned	1,897	2,225	1,873	1,460
Other foreclosed assets, net	—	(73)	—	9
Total net loss from nonrecurring measurements	$5,071	$28,279	$12,257	$35,821

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2013 a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of June 30, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	($ in thousands)
Assets
Collateralized loan obligation	$26,620	Third-Party Pricing	Marketability Discount	N/A(1)
			Illiquidity Discount	N/A(1)

Loans held for investment
Services	1,971	Market Approach	EBITDA Multiple	3x

Commercial Real Estate	15,041	Market and Income Approach	Price Per Square Foot	$75.00 - $1,638.00 ($805.00)
			Room Revenue Multiple	3x
			Illiquidity Discount	36.0%
			Marketability Discount	21.4% - 44.9% (37.7%)
			Capitalization Rate	8.5% - 9.5% (8.5%)
			Discount Rate	10.5%
Total loans held for investment	17,012

Investments carried at cost	22	Market Approach	EBITDA Multiple	8x
			Illiquidity Discount	25.0%

Real estate owned	2,805	Market and Income Approach	Marketability Discount	35.2% - 79.8% (60.4%)
			Price Per Square Foot	$727.05
			Room Revenue Multiple	2.2x - 2.4x (2.3x)
			Capitalization Rate	11.0%
	$46,459
______________________

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

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
The table below provides fair value estimates for our financial instruments as of June 30, 2013 and December 31, 2012, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	June 30, 2013					December 31, 2012
	Carrying Value	Fair Value				Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Cash and cash equivalents	$279,862	$279,862	$—	$—	$279,862	$299,086	$299,086	$—	$—	$299,086
Restricted cash	62,287	62,287	—	—	62,287	104,044	104,044	—	—	104,044
Loans held for sale	—	—	135	—	135	22,719	—	22,723	—	22,723
Loans held for investment, net	6,356,576	—	—	6,269,698	6,269,698	6,021,957	—	—	5,953,226	5,953,226
Investments carried at cost	19,596	—	2,545	43,325	45,870	23,963	—	—	61,742	61,742
Investments accounted for under the equity method	35,792	1,082	12,356	23,213	36,651	36,400	1,087	12,372	24,055	37,514
Investment securities, held-to-maturity	122,570	—	123,156	—	123,156	108,233	—	111,388	—	111,388
Liabilities:
Deposits	5,861,497	905,892	4,962,557	—	5,868,449	5,579,270	962,851	4,626,715	—	5,589,566
FHLB SF Borrowings	675,000	—	684,394	—	684,394	595,000	—	614,062	—	614,062
Term debt	—	—	—	—	—	177,188	—	—	146,548	146,548
Subordinated debt	410,266	—	272,827	—	272,827	410,738	—	273,141	—	273,141
Loan commitments and letters of credit	—	—	—	21,372	21,372	—	—	—	21,559	21,559

Note 15. Segment Data
For the six months ended June 30, 2013 and 2012, we operated as two reportable segments: the Bank and Other Commercial Finance. The Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company.
The financial results of our operating segments as of and for the three months ended June 30, 2013 were as follows:

	Three Months Ended June 30, 2013
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$101,237	$5,910	$1,258	$108,405
Interest expense	15,430	3,044	—	18,474
Provision (benefit) for loan and lease losses	7,056	(2,224)	—	4,832
Non-interest income	15,116	628	(4,196)	11,548
Non-interest expense	43,405	11,231	(3,941)	50,695
Net income (loss) before income taxes	50,462	(5,513)	1,003	45,952
Income tax expense (benefit)	20,392	(3,063)	—	17,329
Net income (loss)	$30,070	$(2,450)	$1,003	$28,623
Total assets as of June 30, 2013	$7,812,146	$891,591	$(25,031)	$8,678,706
Total assets as of December 31, 2012	$7,371,643	$1,190,044	$(12,682)	$8,549,005

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The financial results of our operating segments for the three months ended June 30, 2012 were as follows:

	Three Months Ended June 30, 2012
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$96,112	$22,978	$(1,108)	$117,982
Interest expense	15,394	4,770	—	20,164
Provision (benefit) for loan and lease losses	12,569	(2,033)	—	10,536
Non-interest income	13,198	1,594	(6,342)	8,450
Non-interest expense	43,179	11,629	(6,608)	48,200
Net income before income taxes	38,168	10,206	(842)	47,532
Income tax expense (benefit)	15,106	(355,123)	—	(340,017)
Net income	$23,062	$365,329	$(842)	$387,549

The financial results of our operating segments for the six months ended June 30, 2013 were as follows:

	Six Months Ended June 30, 2013
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$203,593	$15,876	$2,031	$221,500
Interest expense	30,221	6,416	—	36,637
Provision for loan and lease losses	10,208	7,129	—	17,337
Non-interest income	28,649	5,870	(9,753)	24,766
Non-interest expense	82,311	21,884	(8,845)	95,350
Net income (loss) before income taxes	109,502	(13,683)	1,123	96,942
Income tax expense (benefit)	44,789	(5,818)	—	38,971
Net income (loss)	$64,713	$(7,865)	$1,123	$57,971

The financial results of our operating segments for the six months ended June 30, 2012 were as follows:

	Six Months Ended June 30, 2012
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$194,732	$45,680	$(2,353)	$238,059
Interest expense	31,453	9,569	—	41,022
Provision for loan and lease losses	14,472	7,136	—	21,608
Non-interest income	28,667	5,085	(13,752)	20,000
Non-interest expense	84,343	27,189	(14,282)	97,250
Net income before income taxes	93,131	6,871	(1,823)	98,179
Income tax expense (benefit)	38,265	(352,573)	—	(314,308)
Net income	$54,866	$359,444	$(1,823)	$412,487

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Subsequent Event
On July 23, 2013, the Parent Company announced that it had entered into the Merger with PacWest pursuant to which the Parent Company will merge with and into PacWest. Under the terms of the Merger, stockholders of the Parent Company will receive $2.47 in cash and 0.2837 shares of PacWest common stock for each share of CapitalSource common stock. The total value of the per share merger consideration, based on the closing price of PacWest shares on July 19, 2013, is $11.64. The transaction, currently expected to close in the first quarter of 2014, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.
The definitive agreement contains a covenant that generally limits cash dividends and dividends in other property paid on our common stock and other capital stock. The definitive agreement allows us to pay a regular $0.01 per share quarterly dividend, as adjusted for certain transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our pending merger between the Parent Company and PacWest, interest spread, asset yield and interest rate risk management, loan repayments, unfunded loan commitments, CapitalSource Bank net interest margin, Parent Company and CapitalSource Bank liquidity, and expectation about the deferred tax asset valuation allowance reversal. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, including statements about the pending merger between the Company and PacWest, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: the ability to complete the pending merger between the Parent Company and PacWest, including obtaining regulatory approvals and approval by the stockholders of PacWest and the Parent Company, successfully integrate the companies following completion of the merger or achieve expected beneficial synergies and/or operating efficiencies, in each case within expected time-frames or at all; the possibility that regulatory approvals may not be received on expected timeframes or at all; the possibility that personnel changes in connection with the merger may not proceed as planned; the possibility that the cost of additional capital may be more than expected; changes in the Parent Company's stock price before completion of the merger, including as a result of the financial performance of PacWest prior to closing; the reaction to the merger of the companies' customers, employees and counterparties; changes in interest rates and lending spreads; competitive and other market pressures on product pricing and services; unfavorable changes in asset mix; changes in loan repayment levels due to negative impact of rate changes to discounts and premiums; compression of spreads on newly originated loans; higher than anticipated payoff levels; changes in our loan product could further compress NIM; changes in economic or market conditions or investment or lending opportunities; borrowers' lack of financial strength to repay loans; continued or worsening credit losses, charge-offs, reserves and delinquencies; reduced demand for our services; loan repayments higher than expected; our inability to grow deposits and access wholesale funding sources; regulatory safety and soundness considerations; the success and timing of other business strategies and asset sales; drawdown of Parent Company unfunded commitments substantially in excess of historical drawings; lower than expected Parent Company's recurring tax basis income; lower than expected taxable income at CapitalSource Bank for which CapitalSource Bank has to reimburse the Parent Company for income tax expenses in accordance with the tax sharing agreement; higher than anticipated capital needs due to strategic or regulatory reasons; CapitalSource Bank dividend payment to the Parent Company is less than expected; changes in tax laws or regulations affecting our business; tax planning or disallowance of tax benefits by tax authorities; changes in the forward yield curve; increases or decreases in market interest rates;

changes in the relationship between yields on investments and loans repaid and yields on assets reinvested; and other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-Q and documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.
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
As of June 30, 2013, we had total assets of $8.7 billion, total loans of $6.5 billion, total deposits of $5.9 billion and stockholders' equity of $1.6 billion.
Our corporate headquarters is located in Los Angeles, California, and we have 21 retail bank branches located in southern and central California. Our loan origination efforts are conducted nationwide with key offices located in Chevy Chase, Maryland, Los Angeles, California, Denver, Colorado, Chicago, Illinois, and New York, New York. We also maintain a number of smaller lending offices throughout the country.
For the six months ended June 30, 2013 and 2012, we operated as two reportable segments: the Bank and Other Commercial Finance. The Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. For additional information, see Note 15, Segment Data.

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
On July 23, 2013, the Parent Company announced that it had entered into the Merger with PacWest pursuant to which the Parent Company will merge with and into PacWest. Under the terms of the Merger, stockholders of the Parent Company will receive $2.47 in cash and 0.2837 shares of PacWest common stock for each share of CapitalSource common stock. The total value of the per share merger consideration, based on the closing price of PacWest shares on July 19, 2013, is $11.64. The transaction, currently expected to close in the first quarter of 2014, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.
Our business focus includes operating the Bank. As of June 30, 2013 and 2012, the Bank had $7.8 billion and $7.1 billion of assets, respectively. In the second quarter of 2013, the Bank's loan portfolio grew by approximately $404.4 million or 6.8%, while the loan portfolio of the Parent Company decreased by $92.2 million or 26.4%; resulting in net loan growth of $312.2 million. Non-performing assets as of June 30, 2013 were $62.3 million, or 0.8% of total assets, an increase of $14.0 million from December 31, 2012. The allowance for loan losses as of June 30, 2013 was $105.0 million or 1.7% of loans compared to $98.9 million or 1.8% of loans as of December 31, 2012.
The Bank net interest margin for the three months ended June 30, 2013 declined to 4.79% due to several factors including: declining yields in the loan portfolio, lower amortization of net deferred loan fees/discounts and the absence of certain non-recurring items which positively benefited the first quarter margin. For the remainder of 2013, we anticipate that the net interest margin will remain relatively flat as compared to the second quarter, despite the expectation of continued declines in the loan portfolio yield. The Bank's ending loan balance for the second quarter was $324 million greater than the average balance, with the loan growth funded with a combination of borrowings and increased deposit balances. This increase in loan portfolio is expected to mitigate the anticipated decline in the loan portfolio yield for the second half of this year. Net interest margin was 5.08%, 4.84%, 4.97% and 4.95% for the three months ended March 31, 2013, December 31, 2012, September 30, 2012 and June 30, 2012, respectively.
We also continue to repay debt at the Parent Company. During the six months ended June 30, 2013, we called the 2006-1, 2006-2 and 2007-1 term debt securitizations and repaid the outstanding third-party debt of $177.2 million; we recognized no gain or loss on the extinguishment of debt. As a result, as of June 30, 2013, we had no outstanding term debt securitizations. The only remaining debt at the Parent Company is the subordinated debt which begins to mature in December 2035.

Consolidated Results of Operations
We compared our consolidated operating results for the three and six months ended June 30, 2013 and 2012 as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)
Interest income	$108,405	$117,982	(8.1)%	$221,500	$238,059	(7.0)%
Interest expense	18,474	20,164	(8.4)	36,637	41,022	(10.7)
Provision for loan and lease losses	4,832	10,536	(54.1)	17,337	21,608	(19.8)
Non-interest income	11,548	8,450	36.7	24,766	20,000	23.8
Non-interest expense	50,695	48,200	5.2	95,350	97,250	(2.0)
Income tax expense (benefit)	17,329	(340,017)	(105.1)	38,971	(314,308)	(112.4)
Net income	28,623	387,549	(92.6)%	57,971	412,487	(85.9)%

Three Months Ended June 30, 2013 and 2012
The significant factors influencing our consolidated results of operations for the three months ended June 30, 2013, compared to the three months ended June 30, 2012 include an increase in net income tax expense, a decrease in interest income, offset by a decrease in provision for loan and lease losses. Consolidated income tax expense (benefit) for the three months ended June 30, 2013 and 2012 was $17.3 million and $(340.0) million, respectively. The increase in income tax expense was primarily the result of the release of the deferred tax valuation allowance during the three months ended June 30, 2012, that was not repeated in 2013. Interest income decreased from $118.0 million during three months ended June 30, 2012 to $108.4 million during the three months ended June 30, 2013 due to lower yields on our commercial loan portfolio and investment securities available-for-sale portfolio, despite an overall larger loan portfolio. The provision for loan and lease losses decreased from $10.5 million for the three months ended June 30, 2012 to $4.8 million for the three months ended June 30, 2013 primarily due to an improvement in our overall portfolio credit profile but partially offset by the reserve requirements of a larger loan portfolio balance.
Six Months Ended June 30, 2013 and 2012
The significant factors influencing our consolidated results of operations for the six months ended June 30, 2013, compared to the six months ended June 30, 2012 include an increase in net income tax expense, a decrease in interest income, offset by a decrease in provision for loan and lease losses. Consolidated income tax expense for the six months ended June 30, 2013 and 2012 was $39.0 million and $(314.3) million, respectively. The increase in income tax expense was primarily the result of the release of the deferred tax valuation allowance during the six months ended June 30, 2012, that was not repeated in 2013. Interest income decreased from $238.1 million during six months ended June 30, 2012 to $221.5 million during the six months ended June 30, 2013 due to lower yields on our commercial loan portfolio and investment securities available-for-sale portfolio, despite an overall larger loan portfolio. The provision for loan and lease losses decreased from $21.6 million for the six months ended June 30, 2012 to $17.3 million for the six months ended June 30, 2013 primarily due to an improvement in our overall portfolio credit profile but partially offset by the reserve requirements of a larger loan portfolio balance.
Our consolidated yields on interest-earning assets and the costs of interest-bearing liabilities for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income / (Expense)	Yield / Rate	Average Balance	Interest Income / (Expense)	Yield / Rate
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$288,411	$183	0.25%	$406,308	$409	0.40%
Investment securities	1,054,647	7,040	2.68%	1,273,731	9,236	2.92%
Loans (1)	6,239,609	100,946	6.49%	5,856,981	108,301	7.44%
Other assets	28,316	236	3.34%	27,847	36	0.52%
Total interest-earning assets	$7,610,983	$108,405	5.71%	$7,564,867	$117,982	6.27%
Interest-bearing liabilities:
Deposits	$5,784,433	$12,747	0.88%	$5,334,190	$12,640	0.95%
Other borrowings	1,051,801	5,727	2.18%	1,276,719	7,524	2.37%
Total interest-bearing liabilities	$6,836,234	$18,474	1.08%	$6,610,909	$20,164	1.23%
Net interest income/spread (2)		$89,931	4.63%		$97,818	5.04%
Net interest margin			4.74%			5.20%
________________________

(1)	Average loan balances are net of deferred fees and discounts on loans. Non-accrual loans have been included in the average loan balances for the purpose of this analysis.

(2)
Net interest income is defined as the difference between total interest income and total interest expense. Net yield on interest-earning assets is defined as net interest-earnings divided by average total interest-earning assets.

Our consolidated yields on interest-earning assets and the costs of interest-bearing liabilities for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income / (Expense)	Yield / Rate	Average Balance	Interest Income / (Expense)	Yield / Rate
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$275,835	$333	0.24%	$366,609	$663	0.36%
Investment securities	1,098,146	16,933	3.11%	1,272,436	19,953	3.15%
Loans (1)	6,169,013	203,835	6.66%	5,898,122	217,371	7.41%
Other assets	28,261	399	2.85%	27,811	72	0.52%
Total interest-earning assets	$7,571,255	$221,500	5.90%	$7,564,978	$238,059	6.33%
Interest-bearing liabilities:
Deposits	$5,711,884	$24,853	0.88%	$5,285,881	$25,931	0.99%
Other borrowings	1,081,012	11,784	2.20%	1,298,393	15,091	2.34%
Total interest-bearing liabilities	$6,792,896	$36,637	1.09%	$6,584,274	$41,022	1.25%
Net interest income/spread (2)		$184,863	4.81%		$197,037	5.08%
Net interest margin			4.92%			5.24%
________________________

(1)	Average loan balances are net of deferred fees and discounts on loans. Non-accrual loans have been included in the average loan balances for the purpose of this analysis.

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
In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. During 2012, we reversed a significant portion of the valuation allowance, and such reversal was recorded as a benefit in our income tax expenses. The deferred tax asset was evaluated based on our evaluation of the available positive and negative evidence with respect to our ability to realize the deferred tax asset, including the associated character and jurisdiction of the deferred tax asset. A valuation allowance remains in effect with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods. As of June 30, 2013 and December 31, 2012, the valuation allowance was $125.3 million and $128.6 million, respectively.
Consolidated income tax expense (benefit) for the three months ended June 30, 2013 and 2012 was $17.3 million and $(340.0) million, respectively. The tax expense for the three months ended June 30, 2013 was primarily the result of the tax expense on the pre-tax book income. The tax benefit for the three months ended June 30, 2012 was primarily the reversal of a large portion of the valuation allowance against our deferred tax assets. Consolidated income tax expense (benefit) for the six months ended June 30, 2013 and 2012 was $39.0 million and $(314.3) million, respectively. The tax expense for the six months ended June 30, 2013 was primarily the result of the tax expense on the pre-tax book income. The tax benefit recorded for the six months ended June 30, 2012 was primarily the result of the reversal of a large portion of the valuation allowance against our deferred tax assets.

CapitalSource Bank Segment
We compared our Bank segment operating results for the three and six months ended June 30, 2013 and 2012 as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)
Interest income	$101,237	$96,112	5.3%	$203,593	$194,732	(4.6)%
Interest expense	15,430	15,394	0.2	30,221	31,453	3.9
Provision for loan and lease losses	7,056	12,569	(43.9)	10,208	14,472	29.5
Non-interest income	15,116	13,198	14.5	28,649	28,667	0.1
Non-interest expense	43,405	43,179	0.5	82,311	84,343	2.4
Income tax expense	20,392	15,106	35.0	44,789	38,265	(17.0)
Net income	30,070	23,062	30.4%	64,713	54,866	(17.9)%

Interest Income
Three Months Ended June 30, 2013 and 2012
Total interest income increased to $101.2 million for the three months ended June 30, 2013 from $96.1 million for the three months ended June 30, 2012, with an average yield on interest-earning assets of 5.65% for the three months ended June 30, 2013 compared to 5.89% for the three months ended June 30, 2012. During the three months ended June 30, 2013 and 2012, interest income on loans was $94.8 million and $87.7 million, respectively, yielding 6.45% and 7.09% on average loan balances of $5.9 billion and $5.0 billion, respectively. The decrease in loan yield is primarily made-up of a 50 basis point decrease from lower loan and lease yields, a 19 basis point decrease due to change in the amortization of deferred loan fees, a 19 basis point decrease due to the net discount accretions, which were offset by a 19 basis point increase due to accelerated prepayment speeds and a net 5 basis point increase due to non-accrual interest on loans and other factors.
Included in the lower loan yield analysis above, interest income of $1.0 million and $2.8 million during the three months ended June 30, 2013 and 2012, respectively, was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.07% and 0.23%, respectively. No interest was collected on loans previously on non-accrual status during the three months ended June 30, 2013 and 2012.
During the three months ended June 30, 2013 and 2012, interest income from our investments, including available-for-sale and held-to-maturity securities, was $6.0 million and $8.0 million, yielding 2.36% and 2.61% on average balances of $1.0 billion and $1.2 billion, respectively. The average balances of investment securities available-for-sale and held-to-maturity decreased as a result of principal paydowns and maturities of securities which we did not fully replace due to loan growth and associated liquidity needs. The investment yield decrease is primarily due to a 43 basis point decrease resulting from relatively higher yielding securities paying down and purchasing new securities at lower yields, offset by an 18 basis point increase due to lower premium amortization attributable to slower projected prepayment speeds on our available-for-sale MBS. As a result, total interest income on investments decreased $2.0 million which was due to a $1.6 million decrease in interest income from available-for-sale securities, plus a $0.4 million decrease in interest income from held-to-maturity securities. The available-for-sale securities portfolio is mostly comprised of agency mortgage-backed securities, which have been experiencing an acceleration of premium amortizations due to updated prepayment speed assumptions.
During the three months ended June 30, 2013, we purchased $117.6 million available-for-sale securities and $25.0 million of held-to-maturity securities, while $96.4 million and $0.1 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. During the three months ended June 30, 2012, we purchased $119.8 million of available-for-sale securities and no held-to-maturity securities, while $90.1 million and $30.0 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.
During the three months ended June 30, 2013 and 2012, interest income on cash and cash equivalents was $0.2 million and $0.4 million, respectively, yielding 0.29% and 0.46% on average balances of $235.2 million and $318.4 million, respectively.
Six Months Ended June 30, 2013 and 2012
Total interest income increased to $203.6 million for the six months ended June 30, 2013 from $194.7 million for the six months ended June 30, 2012, with an average yield on interest-earning assets of 5.79% for the six months ended June 30, 2013 compared to 6.01% for the six months ended June 30, 2012. During the three months ended June 30, 2013 and 2012, interest income on loans was $188.1 million and $176.5 million, respectively, yielding 6.56% and 7.17% on average loan balances of $5.8 billion and $5.0 billion, respectively. The decrease in loan yield is primarily made-up of a 46 basis point decrease from lower loan and lease yields, a 21 basis point decrease due to the net discount accretions, a 16 basis point decrease due to changes in the amortization of deferred loan fees, which were offset by a 22 basis point increase due to accelerated prepayment speeds.
Included in the lower loan yield analysis above, interest income of $2.1 million and $4.7 million during the six months ended June 30, 2013 and 2012, respectively, was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.07% and 0.21%, respectively. Included within this balance was $0.2 million and $0.8 million in interest collected on loans previously on non-accrual status and recognized in interest income for the six months ended June 30, 2013 and 2012.
During the six months ended June 30, 2013 and 2012, interest income from our investments, including available-for-sale and held-to-maturity securities, was $14.8 million and $17.5 million, yielding 2.79% and 2.84% on average balances of $1.1 billion and $1.2 billion, respectively. The average balances of investment securities available-for-sale and held-to-maturity decreased as a result of principal paydowns and maturities of securities which we did not fully replace due to loan growth and associated liquidity needs. The investment yield change is primarily due to a 28 basis point decrease resulting from relatively higher yielding securities paying down and purchasing new securities at lower yields, offset by a 14 basis point increase resulting from accelerated discount amortization of a held-to-maturity commercial mortgage-backed security ("CMBS") from its prepayment and a 9 basis point increase due to lower premium amortization attributable to slower projected prepayment speeds on our available-for-sale MBS. As a result, total interest income on investments decreased $2.7 million attributed to an $3.4 million decrease in interest income from available-for-sale securities, offset by a $0.7 million increase in interest income from held-to-maturity securities. The available-for-sale securities portfolio is mostly comprised of agency mortgage-backed securities which have been experiencing an acceleration of premium amortizations due to updated prepayment assumptions.
During the six months ended June 30, 2013, we purchased $117.6 million available-for-sale securities and $47.9 million of held-to-maturity securities, while $198.4 million and $27.9 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. During the six months ended June 30, 2012, we purchased $149.4 million of available-for-sale securities and no held-to-maturity securities, while $179.9 million and $4.0 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.
During the six months ended June 30, 2013 and 2012, interest income on cash and cash equivalents was $0.3 million and $0.6 million, respectively, yielding 0.28% and 0.42% on average balances of $210.9 million and $297.1 million, respectively.

Interest Expense
Three Months Ended June 30, 2013 and 2012
Total interest expense increased slightly by $36.0 thousand to $15.4 million for the three months ended June 30, 2013 from $15.4 million for the three months ended June 30, 2012. The increase was primarily due to an increase in average balances of interest-bearing liabilities of $6.4 billion and $5.9 billion as of June 30, 2013 and 2012, respectively, which consisted of deposits and borrowings. This increase was mostly offset by a decrease in the average cost of interest-bearing liabilities of 0.97% and 1.05% for the three months ended June 30, 2013 and 2012, respectively. The lower cost of interest-bearing liabilities was the result of a lower interest rate environment as higher interest bearing rate liabilities were replaced at lower interest rates.
Our interest expense on deposits for the three months ended June 30, 2013 and 2012 was $12.7 million and $12.6 million with an average cost of deposits of 0.88% and 0.95% on average balances of $5.8 billion and $5.3 billion, respectively. Despite the net decrease in average cost of deposits from the three months ended June 30, 2012 to 2013, the cost of deposits has increased slightly from the prior quarter as the weighted average interest rate of maturing time deposits were lower than the those for new and renewed time deposits. During the three months ended June 30, 2013, $695.1 million of our time deposits matured with a weighted average interest rate of 0.78% and $912.7 million of new and renewed time deposits were issued at a weighted average interest rate of 0.88%. During the three months ended June 30, 2012, $0.9 billion of our time deposits matured with a weighted average interest rate of 0.96%, and $1.1 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.83%.
During the three months ended June 30, 2013, our interest expense on borrowings, consisting of FHLB SF borrowings, was $2.7 million with an average cost of 1.79% on an average balance of $601.9 million. The primary reason for using FHLB SF borrowings as a funding source is to manage interest rate risk and the secondary reason is to provide a source of liquidity. For the three months ended June 30, 2013, there were $80.0 million in overnight advances taken with a weighted average rate of 0.12% and $5.0 million of maturities with a weighted average rate of 1.17%. The weighted average rates for FHLB SF borrowings maturing within one year, one to five years, and greater than five years were 0.89%, 1.75% and 1.78%, respectively. Overall, the FHLB SF borrowing balance had a weighted-average life of 2.5 years. For the three months ended June 30, 2012, our interest expense on FHLB SF borrowings was $2.8 million with an average cost of 1.89% on an average balance of $585.8 million. For the three months ended June 30, 2012, there were $40.0 million in advances taken with a weighted-average rate of 0.97% and $30.0 million of maturities with a weighted-average rate of 1.14%.
Six Months Ended June 30, 2013 and 2012

Total interest expense decreased $1.2 million to $30.2 million for the six months ended June 30, 2013 from $31.4 million for the six months ended June 30, 2012. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities of 0.97% and 1.08% for the six months ended June 30, 2013 and 2012, respectively. The lower cost of interest-bearing liabilities was the result of a lower interest rate environment as higher interest bearing rate liabilities were replaced at lower interest rates. Interest expense decreased despite an increase in average balances of interest-bearing liabilities of $6.3 billion and $5.9 billion as of June 30, 2013 and 2012, respectively, which consisted of deposits and borrowings.
Our interest expense on deposits for the six months ended June 30, 2013 and 2012 was $24.9 million and $25.9 million with an average cost of deposits of 0.88% and 0.99% on average balances of $5.7 billion and $5.3 billion, respectively. Despite the net decrease in average cost of deposits from the six months ended June 30, 2012 to 2013, the cost of deposits has increased slightly from the prior quarter as the weighted average interest rate of maturing time deposits were lower than the those for new and renewed time deposits. During the six months ended June 30, 2013, $1.5 billion of our time deposits matured with a weighted average interest rate of 0.78% and $1.9 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.88%. During the six months ended June 30, 2012, $2.1 billion of our time deposits matured with a weighted average interest rate of 1.03%, and $2.5 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.87%.
During the six months ended June 30, 2013, our interest expense on borrowings, consisting of FHLB SF borrowings, was $5.4 million with an average cost of 1.80% on an average balance of $600.6 million. The primary reason for using FHLB SF borrowings as a funding source is to manage interest rate risk and the secondary reason is to provide a source of liquidity. For the six months ended June 30, 2013, there were $103.0 million in advances taken with a weighted average rate of 0.29% and $23.0 million of maturities with a weighted average rate of 1.56%. For the six months ended June 30, 2012, our interest expense on FHLB SF borrowings was $5.5 million with an average cost of 1.93% on an average balance of $576.8 million. For the six months ended June 30, 2012, there were $85.0 million in advances taken with a weighted-average-rate of 1.04% and $30.0 million of maturities with a weighted-average-rate of 1.93%.

Net Interest Margin
The yields on income earning assets and the costs of interest-bearing liabilities for this segment for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013			2012
	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$235,204	$170	0.29%	$318,440	$368	0.46%
Investment securities	1,026,601	6,048	2.36%	1,238,781	8,029	2.61%
Loans(1)	5,895,895	94,784	6.45%	4,973,262	87,680	7.09%
Other assets	28,316	235	3.33%	27,848	35	0.51%
Total interest-earning assets	$7,186,016	$101,237	5.65%	$6,558,331	$96,112	5.89%
Interest-bearing liabilities:
Deposits	$5,784,433	$12,747	0.88%	$5,334,190	$12,640	0.95%
Other borrowings	601,868	2,683	1.79%	585,791	2,754	1.89%
Total interest-bearing liabilities	$6,386,301	$15,430	0.97%	$5,919,981	$15,394	1.05%
Net interest income/spread		$85,807	4.68%		$80,718	4.84%
Net interest margin			4.79%			4.95%
_______________________________________

(1)	Loans balances are net of deferred loan fees and discounts.

The yields on income earning assets and the costs of interest-bearing liabilities for this segment for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013			2012
	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$210,877	$296	0.28%	$297,100	$622	0.42%
Investment securities	1,071,437	14,820	2.79%	1,241,294	17,503	2.84%
Loans(1)	5,778,569	188,079	6.56%	4,953,739	176,538	7.17%
Other assets	28,261	398	2.84%	27,812	69	0.50%
Total interest-earning assets	$7,089,144	$203,593	5.79%	$6,519,945	$194,732	6.01%
Interest-bearing liabilities:
Deposits	$5,711,884	$24,853	0.88%	$5,285,881	$25,931	0.99%
Other borrowings	600,580	5,368	1.80%	576,764	5,522	1.93%
Total interest-bearing liabilities	$6,312,464	$30,221	0.97%	$5,862,645	$31,453	1.08%
Net interest income/spread		$173,372	4.82%		$163,279	4.93%
Net interest margin			4.93%			5.04%
_______________________________________

(1)	Loans balances are net of deferred loan fees and discounts.

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

Non-Interest Income
The Bank services loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on the number of loans or other assets serviced. Loans serviced by the Bank for the benefit of others were $978.9 million and $1.4 billion as of June 30, 2013 and December 31, 2012, respectively, of which $259.4 million and $549.0 million, respectively, were owned by the Parent Company. The Bank also provides administrative, tax, credit, treasury and other similar services to the Parent Company for which it receives fees.
We compared the various components of non-interest income for this segment for the three and six months ended June 30, 2013 and 2012 as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	($ in thousands)
Loan fees	$4,071	$2,759	$1,312	47.6%	$7,015	$6,096	$919	15.1%
Leased equipment income	5,020	3,258	1,762	54.1	9,845	6,516	3,329	51.1
Gain on investments, net	208	—	208	—	208	—	208	—
Gain (loss) on derivatives	986	427	559	130.9	1,800	(13)	1,813	(13,946.2)
Bank fees	14	15	(1)	(6.7)	26	30	(4)	(13.3)
Gain on sale of assets	408	93	315	338.7	1,004	34	970	2,852.9
Loan servicing revenue	1,095	2,367	(1,272)	(53.7)	3,112	5,968	(2,856)	(47.9)
Intercompany shared service revenue	2,595	4,003	(1,408)	(35.2)	5,219	7,864	(2,645)	(33.6)
Other	719	276	443	160.5	420	2,172	(1,752)	(80.7)
Total	$15,116	$13,198	$1,918	14.5%	$28,649	$28,667	$(18)	(0.1)%

Three Months Ended June 30, 2013 and 2012

•
Loan fee income increased $1.3 million, or 47.6%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 primarily due to increases in termination fees and recurring legal fees.

•
Leased equipment income increased $1.8 million, or 54.1%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 primarily due to a $44.9 million, or 44.1%, increase in equipment on operating leases. In addition, average balances of our leased equipment increased $36.2 million, or 35.4% from the three months ended June 30, 2012 to the three months ended June 30, 2013.

•
Loan servicing revenue decreased $1.3 million, or 53.7%, from the three months ended June 30, 2012 to the three months ended June 30, 2013, as the number of Parent Company loans serviced by the Bank declined with the run-off of its loan portfolio.

•
Intercompany shared service revenue decreased $1.4 million, or 35.2%, from the three months ended June 30, 2012 to the three months ended June 30, 2013, as general services provided to the Parent Company decreased with the reduction in Parent Company operations and activities.

Six Months Ended June 30, 2013 and 2012

•
Leased equipment income increased $3.3 million, or 51.1%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily due to a $44.9 million, or 44.1%, increase in equipment on operating leases. In addition, average balances on our leased equipment increased $33.7 million, or 32.5%, from the six months ended June 30, 2012 to the six months ended June 30, 2013.

•
Gain on derivatives increased $1.8 million from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily due to market adjustments arising from the strengthening of the US dollar versus the Canadian dollar.

•
Loan servicing revenue decreased $2.9 million, or 47.9%, from the six months ended June 30, 2012 to the six months ended June 30, 2013, as the number of Parent Company loans serviced by the Bank declined with the run-off of its loan portfolio.

•
Intercompany shared service revenue decreased $2.6 million, or 33.6%, from the six months ended June 30, 2012 to the six months ended June 30, 2013, as general services provided to the Parent Company decreased with the reduction in Parent Company operations and activities.

•
Other non-interest income decreased $1.8 million, or 80.7%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 primarily due to foreign currency translation losses on international loans.

Non-Interest Expense
We compared the various components of non-interest expense for this segment for the three and six months ended June 30, 2013 and 2012 as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	($ in thousands)
Compensation and benefits	$26,984	$24,981	$2,003	8.0%	$51,551	$49,564	$1,987	4.0%
Professional fees	1,208	1,844	(636)	(34.5)	2,210	3,211	(1,001)	(31.2)
Occupancy expenses	2,366	2,781	(415)	(14.9)	4,810	5,140	(330)	(6.4)
FDIC fees and assessments	1,582	1,463	119	8.1	3,135	2,912	223	7.7
General depreciation and amortization	1,207	982	225	22.9	2,336	1,967	369	18.8
Loan servicing expense	1,233	2,082	(849)	(40.8)	1,279	4,714	(3,435)	(72.9)
Other administrative expenses	4,951	5,716	(765)	(13.4)	10,417	11,453	(1,036)	(9.0)
Total operating expenses	39,531	39,849	(318)	(0.8)	75,738	78,961	(3,223)	(4.1)
Leased equipment depreciation	3,527	2,288	1,239	54.2	6,927	4,575	2,352	51.4
Expense of real estate owned and other foreclosed assets, net	(3)	1,616	(1,619)	(100.2)	(15)	1,318	(1,333)	(101.1)
Other non-operating expenses	350	(574)	924	(161.0)	(339)	(511)	172	(33.7)
Total	$43,405	$43,179	$226	0.5%	$82,311	$84,343	$(2,032)	(2.4)%

Three Months Ended June 30, 2013 and 2012

•
Compensation and benefits increased $2.0 million, or 8.0%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 due to increases in base compensation, bonuses, and stock compensation.

•
Leased equipment depreciation increased $1.2 million, or 54.2%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 primarily due to a $44.9 million, or 44.1% increase in equipment on operating leases.

•
Expense of real estate owned and other foreclosed assets, net decreased $1.6 million, or 100.2%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 primarily due to lower valuation provisions on foreclosed properties.

Six Months Ended June 30, 2013 and 2012

•
Compensation and benefits increased $2.0 million, or 4.0%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 due to increases in base compensation, bonuses, and stock compensation.

•
Loan servicing expense decreased $3.4 million, or 72.9%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily due to lower third party legal costs. Loan servicing expense can be volatile period-to-period due to the timing of the billing of third party loan services.

•
Leased equipment depreciation increased $2.4 million, or 51.4%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily due to a $44.9 million, or 44.1%, increase in equipment on operating leases.

•	Expense of real estate owned and other foreclosed assets, net decreased $1.3 million, or 101.1%, primarily due to lower valuation provisions on foreclosed properties.

Other Commercial Finance Segment
We compared our Other Commercial Finance segment operating results for the three and six months ended June 30, 2013 and 2012 as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)
Interest income	$5,910	$22,978	(74.3)%	$15,876	$45,680	65.2%
Interest expense	3,044	4,770	(36.2)	6,416	9,569	33.0
Provision for loan and lease losses	(2,224)	(2,033)	9.4	7,129	7,136	0.1
Non-interest income	628	1,594	(60.6)	5,870	5,085	(15.4)
Non-interest expense	11,231	11,629	(3.4)	21,884	27,189	19.5
Income tax (benefit) expense	(3,063)	(355,123)	(99.1)	(5,818)	(352,573)	98.3
Net loss	(2,450)	365,329	(100.7)%	(7,865)	359,444	102.2%

Interest Income
Three Months Ended June 30, 2013 and 2012
Interest income decreased to $5.9 million for the three months ended June 30, 2013 from $23.0 million for the three months ended June 30, 2012, with an average yield on interest-earning assets of 5.57% for the three months ended June 30, 2013 compared to 9.20% for the three months ended June 30, 2012. During the three months ended June 30, 2013, our average balance of interest-earning assets decreased by $579.4 million, or 57.7%, compared to the three months ended June 30, 2012, primarily due to the run-off of the Parent Company loan portfolio.
Six Months Ended June 30, 2013 and 2012
Interest income decreased to $15.9 million for the six months ended June 30, 2013 from $45.7 million for the six months ended June 30, 2012, with an average yield on interest-earning assets of 6.64% for the six months ended June 30, 2013 compared to 8.81% for the six months ended June 30, 2012. During the six months ended June 30, 2013, our average balance of interest-earning assets decreased by $560.3 million, or 53.7%, compared to the six months ended June 30, 2012, primarily due to the run-off of the Parent Company loan portfolio.

Interest Expense
Three Months Ended June 30, 2013 and 2012
Interest expense decreased $1.7 million, or 36.2%, to $3.0 million for the three months ended June 30, 2013 from $4.8 million for the three months ended June 30, 2012, primarily due to a decrease of $241.0 million, or 34.9%, in average interest-bearing liabilities from $690.9 million as of June 30, 2012 to $449.9 million as of June 30, 2013. The decrease in interest-bearing liabilities was primarily driven by the extinguishment and repayment of certain outstanding debt including the call and retirement of the 2006-1 and 2006-2 term debt securitizations. As a result, total Parent Company outstanding debt and liabilities have declined by 36.6% and 34.1%, respectively. The Parent Company's cost of borrowings decreased to 2.71% for three months ended June 30, 2013 from 2.78% for the three months ended June 30, 2012.
Six Months Ended June 30, 2013 and 2012
Interest expense decreased $3.2 million, or 33.0%, to $6.4 million for the six months ended June 30, 2013 from $9.6 million for the six months ended June 30, 2012, primarily due to a decrease of $241.2 million, or 33.4%, in average interest-bearing liabilities from $721.6 million as of June 30, 2012 to $480.4 million as of June 30, 2013. The decrease in interest-bearing liabilities was primarily due to the decrease in outstanding third-party debt. Our cost of borrowings remained fairly consistent at 2.69% for six months ended June 30, 2013 compared to 2.67% for the six months ended June 30, 2012.

Net Interest Margin
The yields on income earning assets and the costs of interest-bearing liabilities for this segment for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013			2012
	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$53,207	$14	0.11%	$87,868	$42	0.19%
Investment securities	28,046	992	14.19%	34,949	1,207	13.89%
Loans (1)	344,136	4,904	5.72%	881,960	21,729	9.91%
Total interest-earning assets	$425,389	$5,910	5.57%	$1,004,777	$22,978	9.20%
Interest-bearing liabilities:
Other borrowings(2)	$449,933	$3,044	2.71%	$690,928	$4,770	2.78%
Total interest-bearing liabilities	$449,933	$3,044	2.71%	$690,928	$4,770	2.78%
Net interest income/spread		$2,866	2.86%		$18,208	6.42%
Net interest margin			2.70%			7.29%
_______________________________________
(1) Loans balances are net of deferred loan fees and discounts.
(2) Borrowings include term debt and other borrowings, such as subordinated debt and convertible debt.

The yields on income earning assets and the costs of interest-bearing liabilities for this segment for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013			2012
	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$64,958	$38	0.12%	$69,509	$44	0.13%
Investment securities	26,709	2,113	15.95%	31,141	2,450	15.82%
Loans (1)	390,701	13,725	7.08%	941,992	43,186	9.22%
Total interest-earning assets	$482,368	$15,876	6.64%	$1,042,642	$45,680	8.81%
Interest-bearing liabilities:
Other borrowings(2)	$480,432	$6,416	2.69%	$721,629	$9,569	2.67%
Total interest-bearing liabilities	$480,432	$6,416	2.69%	$721,629	$9,569	2.67%
Net interest income/spread		$9,460	3.95%		$36,111	6.14%
Net interest margin			3.95%			6.96%
_______________________________________
(1) Loans balances are net of deferred loan fees and discounts.
(2) Borrowings include term debt and other borrowings, such as subordinated debt and convertible debt.

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

Non-Interest Income
We compared the various components of non-interest income for this segment for the three and six months ended June 30, 2013 and 2012 as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	($ in thousands)
Loan Fees	$195	$298	$(103)	(34.6)%	$363	$1,629	$(1,266)	(77.7)%
Gain (loss) on investments, net	896	(620)	1,516	(244.5)	2,774	(927)	3,701	(399.2)
Loss on derivatives	(8)	5	(13)	(260.0)	(8)	341	(349)	(102.3)
Gain on sale of assets	520	195	325	166.7	3,430	2,062	1,368	66.3
Other	(975)	1,716	(2,691)	(156.8)	(689)	1,980	(2,669)	(134.8)
Total	$628	$1,594	$(966)	(60.6)%	$5,870	$5,085	$785	15.4%

Three Months Ended June 30, 2013 and 2012

•
Gain (loss) on investments, net increased $1.5 million, or 244.5%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 primarily due to decreased valuation adjustments on investments combined with increased dividends received on investments carried at cost during the three months ended June 30, 2012.

•
Other non-interest income decreased $2.7 million, or 156.8%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 primarily due to foreign currency translation adjustments on debt.

Six Months Ended June 30, 2013 and 2012

•
Loan fees decreased $1.3 million, or 77.7%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 due to decreased unused line fees and termination fees with the run-off of the Parent Company loan portfolio.

•
Gain (loss) on investments, net increased $3.7 million, or 399.2%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily due to decreased valuation adjustments on investments combined with increased dividends received on investments carried at cost during the six months ended June 30, 2012.

•
Gain on sale of assets increased $1.4 million, or 66.3%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily due to lower fixed asset write-offs coupled with intercompany gain on sales of loans to the Bank.

•
Other non-interest income decreased $2.7 million, or 134.8%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily due to decreases in the Parent Company portfolio and related activity.

Non-Interest Expense
We compared the various components of non-interest expense for this segment for the three and six months ended June 30, 2013 and 2012 as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	($ in thousands)
Compensation and benefits	$741	$427	$314	73.5%	$1,155	$2,260	$(1,105)	(48.9)%
Professional fees	550	1,245	(695)	(55.8)	1,015	3,477	(2,462)	(70.8)
Occupancy expenses	1,015	3,584	(2,569)	(71.7)	2,929	5,126	(2,197)	(42.9)
General depreciation and amortization	487	652	(165)	(25.3)	1,006	1,484	(478)	(32.2)
Loan servicing expense	2,591	6,532	(3,941)	(60.3)	6,028	11,219	(5,191)	(46.3)
Other administrative expenses	3,699	5,633	(1,934)	(34.3)	7,670	9,608	(1,938)	(20.2)
Total operating expenses	9,083	18,073	(8,990)	(49.7)	19,803	33,174	(13,371)	(40.3)
Expense of real estate owned and other foreclosed assets, net	1,975	2,205	(230)	(10.4)	1,925	2,953	(1,028)	(34.8)
Loss on extinguishment of debt	—	(8,142)	8,142	(100.0)	—	(8,059)	8,059	(100.0)
Other operating expenses	173	(507)	680	(134.1)	156	(879)	1,035	(117.7)
Total	$11,231	$11,629	$(398)	(3.4)%	$21,884	$27,189	$(5,305)	(19.5)%

Three Months Ended June 30, 2013 and 2012

•
Occupancy expenses decreased $2.6 million, or 71.7%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 due to the loss incurred during the three months ended June 30, 2012 from the lease abandonment for a portion of the Chevy Chase, Maryland facility which was not repeated during the three months ended June 30, 2013.

•	Loan servicing expenses decreased $3.9 million, or 60.3%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 due to the run-off of the Parent Company loan portfolio.

•
Other administrative expenses decreased $1.9 million, or 34.3%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 due to decreases in shared services reimbursed to the Bank as a result of the simplification and run-off of the Parent Company loan portfolio.

•
There was no loss on extinguishment of debt incurred during the three months ended June 30, 2013. We had a loss of $8.1 million on the repurchase of our 7.25% convertible debentures during the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

•
Professional fees decreased $2.5 million, or 70.8%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 due to lower legal, tax and consulting service fees as a result of the simplification and run-off of the Parent Company loan portfolio.

•
Occupancy expenses decreased $2.2 million, or 42.9%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 due to the loss incurred during the six months ended June 30, 2012 from the lease abandonment for a portion of the Chevy Chase, Maryland facility which was not repeated in the six months ended June 30, 2013.

•	Loan servicing expenses decreased $5.2 million, or 46.3%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 due to the run-off of the Parent Company loan portfolio.

•
Other administrative expenses decreased $1.9 million, or 20.2%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 due to decreases in shared services reimbursed to the Bank as a result of the simplification and run-off of the Parent Company loan portfolio.

•
There was no loss on extinguishment of debt incurred during the six months ended June 30, 2013. We had a loss of $8.1 million on the repurchase of our 7.25% convertible debentures during the six months ended June 30, 2012.

Financial Condition
Consolidated
As of June 30, 2013 and December 31, 2012, our consolidated balance sheet included:

	June 30, 2013	December 31, 2012
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$342,149	$403,130
Investment securities, available-for-sale	989,780	1,079,025
Investment securities, held-to-maturity	122,570	108,233
Loans held for sale	—	22,719
Loans held for investment, net(2)	6,477,069	6,139,230
Allowance for loan and lease losses	(120,493)	(117,273)
Interest receivable	25,362	29,112
Other investments(3)	55,388	60,363
Goodwill	173,135	173,135
Deferred tax assets, net	333,164	362,283
Other assets	280,582	289,048
Total	$8,678,706	$8,549,005
Liabilities:
Deposits	$5,861,497	$5,579,270
Borrowings	1,085,266	1,182,926
Other liabilities	180,298	161,637
Total	$7,127,061	$6,923,833
_______________________________________

(1)	As of June 30, 2013 and December 31, 2012, the amounts include restricted cash of $62.3 million and $104.0 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less.
Investment Securities, Available-for-Sale and Held-to-Maturity
Included in investment securities, available-for-sale, were agency securities which included commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae; asset-backed securities; investments in collateralized loan obligations ("CLOs"); an equity security; commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”) and U.S. Treasury and agency asset-backed securities issued by the Small Business Administration (“SBA ABS”). The Bank pledges a portion of its investment securities, available-for-sale, to the State of California as collateral for deposits the state has with the Bank. For additional information on our investment securities, available-for-sale, see Note 4, Investments, in our accompanying consolidated financial statements for the three months ended June 30, 2013.
Investment securities, held-to-maturity consists of investment-grade rated commercial mortgage-backed securities and collateralized loan obligations. During the three months ended June 30, 2013, we sold one CMBS with a net carrying value of $6.2 million and realized a net gain of $0.2 million. The Company decided to sell the security because its rating was downgraded to B. The Bank pledges a portion of its investment securities, held-to-maturity, to the FHLB SF and the FRB as collateral for current or future borrowings. For additional information on our investment securities, held-to-maturity, see Note 4, Investments, in our accompanying consolidated financial statements for the three months ended June 30, 2013.

	June 30, 2013	December 31, 2012
	($ in thousands)
Investment securities, available-for-sale:
Agency debt securities	$911,471	$983,521
Asset-backed securities	4,088	9,592
Collateralized loan obligations	26,620	26,250
Equity security	5,183	—
Non-agency MBS	25,610	41,347
U.S. Treasury and agency securities	16,808	18,315
Total investment securities, available-for-sale	$989,780	$1,079,025
Investment securities, held-to-maturity:
Commercial loan obligations	$47,857	$—
Commercial mortgage-backed securities	74,713	108,233
Total investment securities, held-to-maturity	$122,570	$108,233

Loan Portfolio Composition
The outstanding unpaid principal balance of loans in our loan portfolio by category as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Commercial and industrial	$3,621,047	$3,594,643
Real estate	2,795,928	2,499,567
Real estate - construction	60,094	45,020
Total loans(1)	$6,477,069	$6,139,230
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

Credit Quality and Allowance for Loan and Lease Losses
We maintain a comprehensive credit policy manual that is supplemented by specific loan product underwriting guidelines. Among other things, the credit policy manual sets forth requirements that meet the regulations enforced by both the FDIC and the California Department of Financial Institutions ("DFI"). Several examples of such requirements are the loan-to-value limitations for real estate secured loans, various real estate appraisal and other third-party reports standards, and collateral insurance requirements.
Our underwriting guidelines outline specific underwriting standards and minimum specific risk acceptance criteria for each lending product offered, including the use of interest reserves. For additional information, see Credit Risk Management within this section.
Real estate - construction loans
In prior years, real estate construction loans comprised a greater portion of our loan portfolio. At June 30, 2013, real estate construction loans were $60.9 million, or 0.9% of total loans. By comparison, at the end of 2010, real estate construction loans were $1.4 billion, or 14.8% of total loans. Loans secured by real estate construction projects generally have a greater degree of risk than real estate loans secured by improved property with in-place cash flows, and as such, loans secured by construction projects require an increased level of loan servicing and monitoring. Because of this, we are providing additional disclosure of the policies and procedures related to our real estate construction loan portfolio.
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
The following table presents the balance of non-performing real estate - construction loans and the cumulative capitalized interest on our real estate - construction loan portfolio as of the date of the balance sheet:

	June 30, 2013(1)	December 31, 2012
	($ in thousands except percentages)
Total real estate - construction loans(2)(3)	$60,852	$45,315
Non-performing	10,101	11,317
Non-performing as a % of total real estate - construction	16.6%	25.0%
Cumulative capitalized interest	$10,477	$10,890
_______________________________________

(1)
As of June 30, 2013, 1 of the 21 loans that comprise our real estate construction portfolio has been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans and/or work-out efforts that were best achieved via a restructuring.

(2)	We recognized interest income on the real estate construction loan portfolio of $0.7 million for the three months ended June 30, 2013.

(3)	Excludes deferred loan fees and discounts of $0.8 million and $0.3 million as of June 30, 2013 and December 31, 2012, respectively.

Non-performing loans
The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
Commercial and industrial	$104,266	$79,400
Real estate	42,040	26,875
Real estate - construction	9,772	10,987
Total loans on non-accrual	$156,078	$117,262
Accruing loans contractually past-due 90 days or more
Commercial and industrial	$—	$—
Real estate	—	—
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial and industrial	$104,266	$79,400
Real estate	42,040	26,875
Real estate - construction	9,772	10,987
Total non-performing loans(1)	$156,078	$117,262
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower cost or fair value.

The increase in the non-performing loan balance from December 31, 2012 to June 30, 2013 is primarily due to three loans that were placed on non-accrual status during the six months ended June 30, 2013. Two of these loans were originated prior to the formation of the Bank, were operating under TDRs, and experienced credit deterioration during the quarter. The third loan was originated in November 2008 and was placed on non-accrual status due to an updated appraisal that indicated a value below the loan's unpaid principal balance.
Additionally, certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are impaired loans that have not been restructured in a TDR and are currently considered performing loans. Potential problem loans are loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. As of June 30, 2013 we had no potential problem loans. As of December 31, 2012, we had $1.9 million in potential problem loans related to six loans for which we have determined that it was probable that we would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.

Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	June 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$404	$20,313
90+ days delinquent	50,314	39,094
Total delinquent non-accrual loans(1)	$50,718	$59,407
Accruing loans
30-89 days delinquent	$—	$4,153
90+ days delinquent	—	—
Total delinquent accruing loans(1)	$—	$4,153
_________________________________
(1)    Includes deferred loan fees and discounts.

Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Balance as of beginning of period	$118,293	$151,902	$117,273	$153,631
Charge offs:
Commercial and industrial	(2,169)	(18,362)	(4,090)	(28,941)
Real estate	(1,127)	(6,462)	(1,133)	(7,716)
Real estate - construction	—	(8,670)	(230)	(9,285)
Total charge offs	(3,296)	(33,494)	(5,453)	(45,942)
Recoveries:
Commercial and industrial	1,777	4,170	3,118	5,048
Real estate	—	245	288	273
Total recoveries	1,777	4,415	3,406	5,321
Net charge offs	(1,519)	(29,079)	(2,047)	(40,621)
Charge offs upon transfer to held for sale	(1,113)	—	(12,070)	(1,259)
Provision for loan and lease losses:
General	3,608	(8,979)	1,753	(14,624)
Specific	1,224	19,515	15,584	36,232
Total provision for loan and lease losses	4,832	10,536	17,337	21,608
Balance as of end of period	$120,493	$133,359	$120,493	$133,359
Allowance for loan and lease losses ratio	1.9%	2.2%	1.9%	2.2%
Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	0.3%	0.7%	0.3%	1.5%
Net charge offs as a percentage of average loans outstanding (annualized)	0.2%	2.0%	0.5%	2.8%

Our allowance for loan and lease losses increased by $3.2 million to $120.5 million as of June 30, 2013 from $117.3 million as of December 31, 2012. This increase was comprised of a $1.8 million increase in general reserves and a $1.4 million increase in specific reserves on impaired loans. The increase in the general reserve is due to additional provisions relating to net loan growth. The increase in the specific reserve is due to specific provisions for impaired loans during the period. The primary factors that influence increases and decreases in general reserves are the net loan portfolio increases or decreases from period to period and qualitative adjustments to the general reserve based on economic circumstances and our loan portfolio performance trends.
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
As of June 30, 2013 and December 31, 2012, our non-impaired and impaired loan balances was as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$6,358,772	$5,986,768
General reserves allocated	112,543	110,790
Effective reserve %	1.8%	1.9%
Impaired loans
Unpaid principal balance	$164,396	$206,090
Specific reserves allocated(1)	7,950	6,483
Original legal balance previously charge off(2)	127,416	162,462
Total cumulative charge offs and specific reserves	135,366	168,945
Legal balance	327,609	407,147
Expected total loss of the legal balance (%)	41.3%	41.5%
_______________________________________

(1)
The increase in specific reserves from December 31, 2012 to June 30, 2013 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $4.0 million, ii) additional specific reserves for loans impaired as of December 31, 2012 net of related reversals or charge offs of $5.3 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the six months ended June 30, 2013 of $0.1 million. The specific reserves in place at June 30, 2013 and at December 31, 2012 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.

Adversely Classified Items Coverage Ratio
The Adversely Classified Items Coverage Ratio is a common regulatory measure used to assess the credit risk profile of a bank. The ratio compares the sum of the loans rated Substandard or Doubtful (plus any associated unfunded commitments, REO, foreclosed assets and investments rated Substandard) to the sum of the Tier 1 regulatory capital plus the allowance for loan and lease losses.  As of June 30, 2013 and December 31, 2012, the ratio was 30.2% and 32.2%, respectively.

	June 30, 2013	December 31, 2012
	($ in thousands)
Substandard loans and associated unfunded commitments	$320,210	$355,883
REO and foreclosed assets	16,560	25,772
Substandard investment securities	31,978	26,250
Total classified items	$368,748	$407,905

Tier 1 capital	$1,101,976	$1,150,770
Allowance for loan and lease losses	120,493	117,273
Total Tier 1 capital plus allowance for loan and lease losses	$1,222,469	$1,268,043

Adversely classified items coverage ratio	30.2%	32.2%

CapitalSource Bank Segment
As of June 30, 2013 and December 31, 2012, the Bank segment included:

	June 30, 2013	December 31, 2012
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$158,026	$230,305
Investment securities, available-for-sale	957,802	1,052,775
Investment securities, held-to-maturity	122,570	108,233
Loans held for investment, net(2)	6,219,463	5,618,810
Allowance for loan and lease losses	(104,979)	(98,905)
Interest receivable	23,885	24,598
Other investments(3)	22,354	22,795
Goodwill	173,135	173,135
Deferred tax assets, net	—	3,492
FHLB SF stock	31,725	28,200
Other assets	205,238	206,463
Total	$7,809,219	$7,369,901
Liabilities:
Deposits	$5,861,497	$5,579,270
FHLB SF borrowings	675,000	595,000
Other borrowings	103,914	85,179
Total	$6,640,411	$6,259,449
__________________________

(1)	As of June 30, 2013 and December 31, 2012, the amounts include restricted cash of $44.8 million and $48.2 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments accounted for under the equity method.

Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less.
Investment Securities, Available-for-Sale
Investment securities, available-for-sale, consists of Agency MBS, Non-agency MBS and U.S. Treasury and agency securities. The Bank pledges a portion of its investment securities, available-for-sale, to the FHLB SF, the FRB and various state and local agencies as a source of borrowing capacity as of June 30, 2013. For additional information, see Note 4, Investments, in our accompanying consolidated financial statements for the three and six months ended June 30, 2013.
Investment Securities, Held-to-Maturity
Investment securities, held-to-maturity consists primarily of investment-grade rated commercial mortgage-backed securities and collateralized loan obligations. During the three months ended June 30, 2013, we sold one commercial mortgage-backed security with a net carrying value of $6.2 million and realized a net gain of $0.2 million. The Company decided to sell the security because its rating was downgraded to B. The Bank pledges a portion of its investment securities, held-to-maturity, to the FHLB SF and the FRB as a source of borrowing capacity. For additional information on our investment securities, held-to-maturity, see Note 4, Investments, in our accompanying consolidated financial statements for the three and six months ended June 30, 2013.

Loan Portfolio Composition
As of June 30, 2013 and December 31, 2012, the composition of the Bank loan portfolio by loan type was as follows:

	June 30, 2013		December 31, 2012
	($ in thousands, except percentages)
Commercial and industrial	$3,421,707	55%	$3,137,863	56%
Real estate	2,747,434	44%	2,446,914	43%
Real estate - construction	50,322	1%	34,033	1%
Total(1)	$6,219,463	100%	$5,618,810	100%
_________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of June 30, 2013, the scheduled maturities of the Bank loan portfolio by loan type were as follows:

	Due in One Year or Less	Due After One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial and industrial	$155,307	$2,475,030	$791,370	$3,421,707
Real estate	74,033	1,441,230	1,232,171	2,747,434
Real estate - construction	—	32,912	17,410	50,322
Total loans(1)	$229,340	$3,949,172	$2,040,951	$6,219,463
_______________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of June 30, 2013 and December 31, 2012, approximately 79% and 81%, respectively, of the Bank accruing adjustable rate portfolio was subject to an interest rate floor. Due to low market interest rates as of June 30, 2013 and December 31, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on accruing loans was 0.92% and 1.00% as of June 30, 2013 and December 31, 2012, respectively. To the extent the underlying indices subsequently increase, the Bank's interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.
As of June 30, 2013, the composition of the Bank loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial and industrial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$1,248,340	$1,137,323	$32,913	$2,418,576	39%
2-Month LIBOR	46,675	772	—	47,447	1
3-Month LIBOR	983,428	157,228	—	1,140,656	18
6-Month LIBOR	72,362	102,254	—	174,616	3
6-Month EURIBOR	—	4,050	—	4,050	—
Prime	333,742	208,303	17,409	559,454	9
Other	44,342	53,706	—	98,048	2
Treasuries	—	18,591	—	18,591	—
Total adjustable rate loans	2,728,889	1,682,227	50,322	4,461,438	72
Fixed rate loans	659,724	1,040,228	—	1,699,952	27
Loans on non-accrual status	33,094	24,979	—	58,073	1
Total loans(1)	$3,421,707	$2,747,434	$50,322	$6,219,463	100%
_____________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

FHLB SF Stock

Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2013.
Deposits
As of June 30, 2013 and December 31, 2012, a summary of the Bank's deposits by product type and the maturities of the certificates of deposit were as follows:

	June 30, 2013		December 31, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$254,355	0.50%	$257,961	0.49%
Savings	651,537	0.52%	704,890	0.52%
Certificates of deposit	4,955,605	0.96%	4,616,419	0.94%
Total interest-bearing deposits	$5,861,497	0.89%	$5,579,270	0.87%

	June 30, 2013
	Balance	Weighted Average Rate
	($ in thousands)
Remaining maturity of certificates of deposit:
0 to 3 months	$1,464,471	0.87%
4 to 6 months	1,842,864	0.91%
7 to 9 months	606,905	1.01%
10 to 12 months	629,883	1.01%
Greater than 12 months	411,482	1.38%
Total certificates of deposit	$4,955,605	0.96%

FHLB SF Borrowings
FHLB SF borrowings increased to $675.0 million as of June 30, 2013 from $595.0 million as of December 31, 2012. These borrowings were used primarily for interest rate risk management and short-term funding purposes. The weighted-average remaining maturities of the borrowings were approximately 2.5 and 3.2 years as of June 30, 2013 and December 31, 2012, respectively.
As of June 30, 2013, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

	Balance	Weighted Average Rate
	($ in thousands)
Less than 1 year	$135,000	0.89%
After 1 year through 2 years	102,500	1.54%
After 2 years through 3 years	194,000	2.09%
After 3 years through 4 years	130,000	1.27%
After 4 years through 5 years	76,000	1.97%
After 5 years	37,500	1.78%
Total	$675,000	1.58%

Credit Quality and Allowance for Loan and Lease Losses
Non-performing loans
The outstanding unpaid principal balances of non-performing loans in the Bank loan portfolio as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
Commercial and industrial	$33,094	$32,187
Real estate	24,979	9,814
Real estate - construction	—	—
Total loans on non-accrual	$58,073	$42,001
Accruing loans contractually past-due 90 days or more
Commercial and industrial	$—	$—
Real estate	—	—
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial and industrial	$33,094	$32,187
Real estate	24,979	9,814
Real estate - construction	—	—
Total non-performing loans(1)	$58,073	$42,001
__________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are impaired loans that have not been restructured in a TDR and are currently considered performing loans. Potential problem loans are loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. As of June 30, 2013, we had no potential problem loans. As of December 31, 2012, we had $1.9 million in potential problem loans related to six loans for which we have determined that it was probable that we would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.
Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	June 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$404	$20,253
90+ days delinquent	3,767	6,907
Total delinquent non-accrual loans	$4,171	$27,160
Accruing loans
30-89 days delinquent	$—	$4,153
90+ days delinquent	—	—
Total delinquent accruing loans	$—	$4,153
_______________________________________
(1)    Includes deferred loan fees and discounts.

Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Balance as of beginning of period	$99,839	$96,616	$98,905	$94,650
Charge offs:
Commercial and industrial	(650)	(1,821)	(1,769)	(2,099)
Real estate	(1,197)	(6,114)	(1,233)	(6,217)
Real estate - construction	—	—	—	—
Total charge offs	(1,847)	(7,935)	(3,002)	(8,316)
Recoveries:
Commercial and industrial	18	337	293	767
Real estate		197	286	211
Real estate - construction	—	—	—	—
Total recoveries	18	534	579	978
Net charge offs	(1,829)	(7,401)	(2,423)	(7,338)
Charge offs upon transfer to held for sale	(87)	—	(1,711)	—
Provision for loan losses:
General	5,485	3,536	6,924	3,325
Specific	1,571	9,033	3,284	11,147
Total provision for loan losses	7,056	12,569	10,208	14,472
Balance as of end of period	$104,979	$101,784	$104,979	$101,784
Allowance for loan and lease losses ratio	1.7%	2.0%	1.7%	2.0%
Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	0.5%	1.0%	0.2%	1.2%
Net charge offs as a percentage of average loans outstanding (annualized)	0.1%	0.6%	0.1%	0.6%

Our allowance for loan and lease losses increased by $6.1 million to $105.0 million as of June 30, 2013 from $98.9 million as of December 31, 2012. This increase was comprised of a $6.9 million increase in general reserves and a $0.8 million decrease in specific reserves on impaired loans. The increase in the general reserve is due to additional provisions relating to net loan growth. The decrease in the specific reserve resulted from charged off specific reserves that were previously in place exceeding new specific provisions for loan losses. The primary factors that influence increases and decreases in general reserves are the net loan portfolio increases or decreases from period to period and qualitative adjustments to the general reserve based on economic circumstances and our loan portfolio performance trends.

Impaired loans
We employ a formal quarterly process to both identify impaired loans and record specific reserves in accordance with the Company policy. For additional information, see Credit Quality and Allowance for Loan and Lease Losses - Consolidated within this section.
As of June 30, 2013 and December 31, 2012, our non-impaired and impaired loan balances were as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$6,204,737	$5,607,591
General reserves allocated	103,998	97,074
Effective reserve %	1.7%	1.7%
Impaired loans
Unpaid principal balance	$59,067	$58,947
Specific reserves allocated(1)	981	1,831
Original legal balance previously charge off(2)	36,394	39,941
Total cumulative charge offs and specific reserves	37,375	41,772
Legal balance	99,348	103,936
Expected total loss of the legal balance (%)	37.6%	40.2%
__________________________________

(1)
The decrease in specific reserves from December 31, 2012 to June 30, 2013 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $0.3 million, ii) reversals of specific reserves for loans impaired as of December 31, 2012 net of related additions or charge offs of $0.6 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the six months ended June 30, 2013 of $0.1 million. The specific reserves in place at June 30, 2013 and at December 31, 2012 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.

We believe the origination strategy and underwriting practices in place support a loan portfolio with normal, acceptable degrees of credit risk. We acknowledge, however, that some of our lending products have greater credit risk than others. The categories with more credit risk than others are those that have comprised a greater degree of our historical charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. For the year ended December 31, 2012, there were no charge offs related to these loans. However, for the years ended December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception comprised, 71.0% and 93.0%, respectively, of those years' charge offs. Due to the severity of charge offs in this category in 2011 and 2010, we did record net recoveries of $9.3 million for the year ended December 31, 2012. As of June 30, 2013 and December 31, 2012, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception totaled $49.7 million and $53.7 million, respectively, or 0.8% and 1.0% of total loans, respectively.
Troubled Debt Restructurings
During the three and six months ended June 30, 2013, loans with an aggregate carrying value of $0.4 million and $4.8 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and six months ended June 30, 2012, loans with an aggregate carrying value of $15.4 million and $64.9 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms. There was $0.6 million and $0.7 million of specific reserves allocated to loans that were involved in TDRs as of June 30, 2013 and December 31, 2012, respectively.
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
All loans that have undergone this A note / B note restructuring are considered TDRs. The A notes are deemed impaired and remain so classified for at least one year from the date of the restructuring. After one year, the A notes are evaluated quarterly to determine if the loan performance has complied with the terms of the TDR such that the impairment classification may be removed. As of June 30, 2013 and December 31, 2012, there were no loans outstanding that have undergone this A note / B note restructuring.
Adversely Classified Items Coverage Ratio
The Adversely Classified Items Coverage Ratio is a common regulatory measure used to assess the credit risk profile of a bank. The ratio compares the sum of the loans rated Substandard or Doubtful (plus any associated unfunded commitments, REO, foreclosed assets and investments rated Substandard) to the sum of the Tier 1 regulatory capital plus the allowance for loan and lease losses. As of June 30, 2013 and December 31, 2012, the ratio was 12.4% and 11.6%, respectively.

	June 30, 2013	December 31, 2012
	($ in thousands)
Substandard loans and associated unfunded commitments	$133,505	$113,682
REO and foreclosed assets	4,181	6,255
Total classified items	$137,686	$119,937

Tier 1 capital	$1,006,351	$933,837
Allowance for loan and lease losses	104,979	98,905
Total Tier 1 capital plus allowance for loan and lease losses	$1,111,330	$1,032,742

Adversely classified items coverage ratio	12.4%	11.6%

Other Commercial Finance Segment
As of June 30, 2013 and December 31, 2012, the Other Commercial Finance segment included:

	June 30, 2013	December 31, 2012
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$184,123	$172,825
Investment securities, available-for-sale	31,978	26,250
Loans held for sale	—	22,719
Loans held for investment, net(2)	257,606	520,420
Allowance for loan and lease losses	(15,514)	(18,368)
Interest receivable	1,477	4,514
Other investments(3)	33,034	37,568
Deferred tax assets, net	349,021	359,864
Other assets	42,406	52,719
Total	$884,131	$1,178,511
Liabilities and Shareholders' Equity:
Borrowings	$410,266	$587,926
Other liabilities	94,365	78,672
Shareholders' equity	384,033	521,704
Total	$888,664	$1,188,302
_________________________

(1)	As of June 30, 2013 and December 31, 2012, the amounts include restricted cash of $17.5 million and $55.9 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Investment Securities, Available-for-Sale
Investment securities, available-for-sale consists of our interests in the 2006-A Trust of $26.6 million, equity securities of $5.2 million and Non-agency MBS of $200.0 thousand as of June 30, 2013.
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
Loan Portfolio Composition
As of June 30, 2013 and December 31, 2012, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	June 30, 2013		December 31, 2012
	($ in thousands except percentages)
Commercial and industrial	$199,340	77%	$456,780	88%
Real estate	48,494	19	52,653	10
Real estate - construction	9,772	4	10,987	2
Total(1)	$257,606	100%	$520,420	100%
_________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of June 30, 2013, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial and industrial	$106,005	$93,267	$68	$199,340
Real estate	16,993	31,194	307	48,494
Real estate - construction	9,772	—	—	9,772
Total(1)	$132,770	$124,461	$375	$257,606
____________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of June 30, 2013 and December 31, 2012, substantially all of the adjustable rate loan portfolio comprised loans that are subject to an interest rate floor and were accruing interest. Due to low market interest rates as of June 30, 2013 and December 31, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on accruing loans was 1.66% and 1.70% as of June 30, 2013 and December 31, 2012, respectively. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of June 30, 2013, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial and industrial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$24,223	$—	$—	$24,223	9%
3-Month LIBOR	10,415	1,067	—	11,482	4
6-Month LIBOR	—	21	—	21	—
Prime	93,481	9	—	93,490	36
Other	29	—	—	29	—
Total adjustable rate loans	128,148	1,097	—	129,245	49
Fixed rate loans	20	30,336	—	30,356	12
Loans on non-accrual status	71,172	17,061	9,772	98,005	39
Total loans(1)	$199,340	$48,494	$9,772	$257,606	100%
_____________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

Shareholders' Equity
Shareholders' equity decreased by $137.7 million from December 31, 2012 to June 30, 2013, primarily due to the repurchase of 15.0 million shares of our common stock pursuant to the Stock Repurchase Program at an average price of $9.18 per share for a total purchase price of $137.7 million during the six months ended June 30, 2013. As a result of entering into the Merger Agreement, the Stock Repurchase Program has been suspended.

Credit Quality and Allowance for Loan and Lease Losses
Non-performing loans
The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
Commercial and industrial	$71,172	$47,213
Real estate	17,061	17,061
Real estate - construction	9,772	10,987
Total loans on non-accrual	$98,005	$75,261
Accruing loans contractually past-due 90 days or more
Commercial and industrial	$—	$—
Real estate	—	—
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial and industrial	$71,172	$47,213
Real estate	17,061	17,061
Real estate - construction	9,772	10,987
Total non-performing loans(1)	$98,005	$75,261
_______________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are impaired loans that have not been restructured in a TDR and are currently considered performing loans. Potential problem loans are loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. We had no potential problem loans as of June 30, 2013 and December 31, 2012.
Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	June 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$—	$60
90+ days delinquent	46,547	32,187
Total delinquent non-accrual loans	$46,547	$32,247
Accruing loans
30-89 days delinquent	$—	$—
90+ days delinquent	—	—
Total delinquent accruing loans	$—	$—
_______________________________________
(1)    Includes deferred loan fees and discounts.

Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Balance as of beginning of period	$18,454	$55,286	$18,368	$58,981
Charge offs:
Commercial and industrial	(1,519)	(16,541)	(2,321)	(26,842)
Real estate	70	(348)	100	(1,499)
Real estate - construction	—	(8,670)	(230)	(9,285)
Total charge offs	(1,449)	(25,559)	(2,451)	(37,626)
Recoveries:
Commercial and industrial	1,759	3,833	2,825	4,281
Real estate	—	48	2	62
Total recoveries	1,759	3,881	2,827	4,343
Net charge offs	310	(21,678)	376	(33,283)
Charge offs upon transfer to held for sale	(1,026)	—	(10,359)	(1,259)
Provision for loan and lease losses:
General	(1,877)	(12,515)	(5,171)	(17,949)
Specific	(347)	10,482	12,300	25,085
Total provision for loan and lease losses	(2,224)	(2,033)	7,129	7,136
Balance as of end of period	$15,514	$31,575	$15,514	$31,575
Allowance for loan and lease losses ratio	6.0%	4.0%	6.0%	4.0%
Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	(2.6)%	(0.8)%	1.8%	2.8%
Net charge offs as a percentage of average loans outstanding (annualized)	0.8%	8.6%	5.1%	13.6%

Our allowance for loan and lease losses decreased by $2.9 million to $15.5 million as of June 30, 2013 from $18.4 million as of December 31, 2012. This decrease was comprised of a $5.2 million decrease in general reserves and a $2.3 million increase in specific reserves on impaired loans. The decrease in the general reserve resulted from having a lower amount of unimpaired loans at June 30, 2013 than at December 31, 2012. The increase in the specific reserve is due to specific provisions for loan losses that exceeded specific reserves previously in place that were charged off.
Impaired loans
We employ a formal quarterly process to both identify impaired loans and record specific reserves in accordance with the Company policy. For additional information, see Credit Quality and Allowance for Loan and Lease Losses - Consolidated within this section.

As of June 30, 2013 and December 31, 2012, our non-impaired and impaired loan balances was as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$154,035	$379,177
General reserves allocated	8,545	13,716
Effective reserve %	5.5%	3.6%
Impaired loans
Unpaid principal balance	$105,329	$147,143
Specific reserves allocated(1)	6,969	4,652
Original legal balance previously charged off(2)	91,022	122,521
Total cumulative charge offs and specific reserves	97,991	127,173
Legal balance	228,261	303,211
Expected total loss of the legal balance (%)	42.9%	41.9%
__________________________________

(1)
The increase in specific reserves from December 31, 2012 to June 30, 2013 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $3.7 million, ii) additional specific reserves for loans impaired as of December 31, 2012 net of related reversals or charge offs of $6.0 million, and iii) no new specific reserves net of related charge offs for loans new to impairment status during the six months ended June 30, 2013. The specific reserves in place at June 30, 2013 and at December 31, 2012 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.

In the Other Commercial Finance portfolio, the areas with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2012, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception comprised 18%, 22% and 48.0%, respectively, of those years' charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. As of June 30, 2013 and December 31, 2012, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception, totaled $40.3 million and $49.4 million, respectively, or 15.5% and 9.0% of total loans, respectively. Additionally, cash flow based commercial loans originated prior to the Bank's July 2008 inception are considered to be higher risk based on historical charge offs. For the years ended December 31, 2012, 2011 and 2010, cash flow based commercial loans originated prior to the Bank's July 2008 inception comprised 51%, 55% and 40%, respectively, of those years' charge offs. As of June 30, 2013 and December 31, 2012, cash flow based commercial loans originated prior to the Bank's July 2008 inception totaled $142.2 million and $336.6 million, respectively, or 54.8% and 61.2% of total loans, respectively.
Troubled Debt Restructurings
During the three and six months ended June 30, 2013, loans with an aggregate carrying value of $51.1 million and $58.9 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and six months ended June 30, 2012, loans with an aggregate carrying value of $5.3 million and $26.8 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms. The specific reserves allocated to loans that were involved in TDRs were $6.9 million and $0.9 million as of June 30, 2013 and December 31, 2012, respectively.

Liquidity and Capital Resources
We separately manage the liquidity of the Bank and the Parent Company as required by regulation. Our liquidity management is based on our assumptions related to expected cash inflows and outflows that we believe are reasonable. These include our assumption that substantially all newly originated loans will be funded by the Bank.
As of June 30, 2013, we had $1.1 billion of unfunded commitments to extend credit to our borrowers, of which $993.4 million were commitments of the Bank and $56.8 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our borrowers' ability to provide collateral to secure the requested additional fundings, the collateral's satisfaction of eligibility requirements, our borrowers' ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements.

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
Pursuant to agreements with our regulators, to the extent the Bank independently is unable to do so, the Parent Company must maintain the Bank's total risk-based capital ratio at not less than 15% and must maintain the capital levels of the Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. As such, per the Capital Maintenance and Liquidity Agreement ("CMLA"), the Parent Company has provided a $150.0 million unsecured revolving credit facility to the Bank that the Bank may draw on at any time it or the FDIC deems necessary. As of June 30, 2013, there were no amounts drawn or outstanding under this facility. As of June 30, 2013, in connection with the Bank's liquidity risk analysis, we have determined that a draw on this facility would not be required under an adverse stress scenario.
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
The Bank's primary source of liquidity is deposits, most of which are in the form of certificates of deposit. As of June 30, 2013, deposits at the Bank were $5.9 billion. We utilize various product, pricing and promotional strategies in our deposit business, so that we are able to obtain and maintain sufficient deposits to meet our liquidity needs. For additional information, see Note 5, Deposits, in our accompanying audited consolidated financial statements for the three months ended June 30, 2013.
The Bank supplements its liquidity with borrowings from the FHLB SF. As of June 30, 2013, the Bank had financing availability with the FHLB SF equal to 35.0% of the Bank's total assets, or $2.6 billion as of June 30, 2013 and December 31, 2012. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of June 30, 2013, securities collateral with an estimated fair value of $4.4 million and loans with an unpaid principal balance of $1.1 billion were pledged to the FHLB SF. Securities and loans pledged to the FHLB SF are subject to an advance rate in determining borrowing capacity.
As of June 30, 2013 and December 31, 2012, the Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Borrowing capacity	$940,640	$841,309
Less: outstanding principal	(675,000)	(595,000)
Less: outstanding letters of credit	(150)	(300)
Unused borrowing capacity	$265,490	$246,009

The Bank participates in the primary credit program of the FRB of San Francisco's discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of June 30, 2013, collateral with an estimated fair value of $60.5 million had been pledged under this program, and there were no borrowings outstanding under this program.
The Bank also maintains a portfolio of investment securities. As of June 30, 2013, the Bank had $113.3 million of unrestricted cash and cash equivalents and $957.8 million in investment securities, available-for-sale. The investment portfolio primarily comprises highly liquid securities that can be sold and converted to cash if additional liquidity needs arise.

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
As discussed, to the extent the Bank independently is unable to do so, the Parent Company must maintain the Bank's total risk-based capital ratio at not less than 15% and must maintain the capital levels of the Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. As such, per the CMLA, the Parent Company has provided a $150.0 million unsecured revolving credit facility to the Bank that the Bank may draw on at any time it or the FDIC deems necessary. As of June 30, 2013, there were no amounts drawn or outstanding under this facility. As of June 30, 2013, in connection with the Bank's liquidity risk analysis, we have determined that a draw on this facility would not be required under a severely adverse stress scenario. Under these scenarios, the Parent Company also has included the ability to offer and sell securities under its shelf registration and the ability to sell assets with pricing for such sales executed under an adverse stress scenario.
In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years. Subsequently, an additional $635.0 million was also authorized during the same period. In October 2012, the Board extended the program to include the period through December 31, 2013 and reset the authorization at $250.0 million. Collectively, we refer to these authorizations as the “Stock Repurchase Program.” During the year ended December 31, 2012 we repurchased 49.3 million shares of our common stock under the prior Board approved Stock Repurchase Program at an average price of $6.97 per share for a total purchase price of $344.2 million. During the three months ended March 31, 2013, we repurchased 15.0 million shares of our common stock under the Stock Repurchase Program at an average price of $9.18 per share for a total purchase price of $137.7 million. During the three months ended June 30, 2013, no shares of our common stock were repurchased under the Stock Repurchase Program. All shares repurchased under the Stock Repurchase Program were retired upon settlement. As a result of entering into the Merger Agreement, the Stock Repurchase Program has been suspended. For additional information, see Note 10, Shareholders' Equity, in our accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2013 and 2012.

Special Purpose Entities
We use special purpose entities (“SPEs”) as part of our legacy funding activities, and we service loans that we have transferred to these SPEs. The use of these SPEs is generally required in connection with our non-recourse secured term debt financings to legally isolate us from loans that we transfer to these SPEs if we were to enter into a bankruptcy proceeding.
We evaluate all SPEs with which we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent VIEs, we consolidate these entities if we also determine that we are the primary beneficiary of the entity. For special purpose entities for which we determine we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. The assets and related liabilities of all SPEs that we use to issue our term debt are recognized in our accompanying audited consolidated balance sheets as of December 31, 2012. During the six months ended June 30, 2013, we called the securitizations and repaid the outstanding third-party debt of $177.2 million, resulting in no outstanding securitizations as of June 30, 2013. Upon this extinguishment of debt, the carrying amount of consolidated assets related to SPEs were $1.6 million, which primarily included the cash collateral that had been posted against the basis swaps related to our LIBOR-based securitizations. We had no liabilities related to our SPEs on our consolidated balance sheet as of June 30, 2013.

Commitments, Guarantees & Contingencies
As of June 30, 2013 and December 31, 2012, we had committed lending arrangements to our borrowers of approximately $7.8 billion and $7.4 billion of which approximately $1.1 billion and $1.0 billion were unfunded, respectively. As of June 30, 2013 and December 31, 2012, the Bank had total unfunded commitments of $993.4 million and $922.4 million, respectively. As of June 30, 2013 and December 31, 2012, the Parent Company had total unfunded commitments of $56.8 million and $88.5 million, respectively. Our failure to satisfy our full contractual funding commitment to one or more of our borrower's could create a breach of contract, expose us to lender liability claims and damage our reputation in the marketplace, which could have a material adverse effect on our business.
We have non-cancelable operating leases for office space and office equipment, which expire over the next twelve years and contain provisions for certain annual rental escalations. We have committed to contribute up to an additional $4.3 million to 15 private equity funds.
We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of June 30, 2013 and December 31, 2012, we had issued $40.5 million and $54.2 million, respectively, in standby letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have posted cash and investment securities as collateral with us under these arrangements.
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
During the three months ended June 30, 2010, we sold all of our remaining direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs, if notified by the current owners of their intention to exercise their indemnification right, however, no such notification has been received to date. As of June 30, 2013, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.
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

Credit Risk Management
Credit risk is the risk of loss arising from adverse changes in a borrower's or counterparty's ability to meet its financial obligations under agreed-upon terms. Credit risk exists primarily in our loan, lease and derivative portfolios and certain portions of our investment portfolio that may include investments such as non-agency MBS, non-agency ABS, CMBS and CLOs. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the borrower, the contractual terms of the agreement and the availability and quality of collateral. We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding with an individual counterparty, by obtaining collateral based on the nature of the lending arrangement and management's assessment of the borrower, and by applying uniform credit standards maintained for all activities with credit risk.
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
We regularly monitor a borrower's ability to perform under its obligations. Additionally, we manage the size and risk profile of our loan portfolio by syndicating loan exposure to other lenders and selling loans.
Under our credit risk management process, each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on: the borrower's financial performance and financial standing, the borrower's ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination, risk ratings are monitored and reassessed on a regular basis. If necessary, risk ratings are adjusted to reflect changes in the borrower's financial condition, cash flow or financial position. We use loan aggregations by risk rating as one measure of credit risk within the loan portfolio. In addition to risk ratings, we consider the market trend of collateral values and loan concentrations by borrower industries and real estate property types (where applicable).
Concentrations of Credit Risk
In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States. As of June 30, 2013, borrowers in the following industries comprised the following concentrations by loan balance: health care and social assistance; and real estate and rental and leasing, which represented approximately 21.3% and 23.5% of the outstanding loan portfolio, respectively.  As of June 30, 2013, multifamily loans were our largest loan concentration by sector and represented approximately 15% of our loan portfolio.
Apart from the borrower industry concentrations, loans secured by real estate represented approximately 44% of our outstanding loan portfolio as of June 30, 2013. Within this area, the largest property type concentration was the multifamily category, comprising approximately 14% of total loans and 31% of loans secured by real estate. The largest geographical concentration was in California, comprising approximately 12% of total loans and 27% of loans secured by real estate.

We consider multiple loans as one borrower or one credit relationship when borrowers are under common majority ownership, have a common guarantor, or may depend on each other to service our loans. Selected information pertaining to our largest credit relationship as of June 30, 2013 was as follows:

Loan Balance	% of Total Portfolio	Loan Type	Industry	Loan Commitment	Performing	Specific Reserves	Underlying Collateral(1)	Date of Last Collateral Appraisal	Amount of Last Appraisal
($ in thousands)
$79,763	1.2%	Real Estate	Resort Vacation Club	$84,093	Yes	—	Portfolio of vacation properties	Various ranging from May 2012 to September 2012	(2)
$79,763	1.2%			$84,093
______________________

(1)	Represents the primary collateral supporting the loan. In certain cases, there may be additional types of collateral.

(2)
The collateral that secures our loan balance of $79.8 million as of June 30, 2013 consisted of vacation properties that had a total value of $445.2 million as of June 30, 2013. Total senior debt, including our loan balance, secured by the collateral was $222.9 million as of June 30, 2013.

Non-performing loans include all loans on non-accrual status and accruing loans which are contractually past due 90 days or more as to principal or interest payments. There were 104 credit relationships in the non-performing portfolio as of June 30, 2013, and our largest non-performing credit relationship totaled $30.2 million and comprised 21.5% of our total non-performing loans.
Derivative Counterparty Credit Risk
Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties based on terms stipulated in the collateral support annex. We also monitor all exposure and collateral requirements daily on a per counterparty basis. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their derivative positions “net.” As of June 30, 2013, the gross positive fair value of derivative financial instruments was $1.3 million. Our master netting arrangements reduced the exposure to this positive fair value by $1 thousand. As of December 31, 2012, our derivative financial instruments had no gross positive fair values and as such, we had no exposure to counterparty risk.

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
The Company measures interest rate risk and the effect of changes in market interest rates using a net interest income ("NII") simulation analysis. The analysis incorporates forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of parallel increases in interest rates over a twelve-month horizon.
The analysis below incorporates the Company's assumptions for the market yield curve, pricing sensitivities on loans and deposits, reinvestment of asset and liability cash flows, and prepayments on loans and securities. The simulation analysis includes management's projection for loan originations, investment and funding strategies. The new loans, investment securities, borrowings and deposits are assumed to have interest rates that reflect our forecast of prevailing market terms. We also assumed that LIBOR and prime rates do not fall below 0% for loans and borrowings. Parent Company loans, investment securities and borrowings are assumed to convert to cash as they run off. Actual results may differ from forecasted results due to changes in market conditions as well as changes in management strategies.

The estimated changes in NII for a twelve-month period based on changes in the interest rates applied to the combined portfolios of our segments as of June 30, 2013, were as follows ($ in thousands):

Rate Change (basis points)	Estimated Change in NII
	Amount	%
+200	$30,234	8.5%
+100	8,680	2.4
-100	(922)	(0.3)
-200	(1,764)	(0.5)

In addition to NII simulation, the Company measures the impact of market interest rate changes on our economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items.
The estimated changes in EVE in the following table is based on a discounted cash flow analysis which incorporate the impacts of changes in market interest rates. The model simulations and calculations are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as we change our assumptions in response to relevant market or business circumstances. These calculations do not reflect the changes that we anticipate or may make to reduce our EVE exposure in response to a change in market interest rates as a part of our overall interest rate risk management strategy. As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk and basis risk, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the following table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting changes in EVE and NII estimates are not intended to represent, and should not be construed to represent the underlying value.
The estimated changes in EVE based on interest rates applied to the combined portfolio of our segments as of June 30, 2013, were as follows ($ in thousands):

Change in Market Interest Rates (basis points)	Estimated Change in EVE
	Amount	%
+200	$(38,064)	(2.8)%
+100	(25,059)	(1.8)
-100	28,904	2.1
-200	31,653	2.3

We develop remediation plans that would maintain residual risk within acceptable tolerances if our analysis indicates the NII or EVE will decrease by more than the Asset Liability Management Policy limits in response to an immediate increase or decrease in interest rates.
As of June 30, 2013, approximately 57% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors and accruing interest, approximately 95% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of June 30, 2013 were as follows:

	Amount Outstanding	Percentage of Total Portfolio
	($ in thousands)
Loans with contractual interest rates:
Below the interest rate floor	$3,491,995	54.0%
Exceeding the interest rate floor	46,779	0.7
At the interest rate floor	130,995	2.0
Loans with no interest rate floors	920,914	14.2
Total adjustable rate loans	4,590,683	70.9
Loans on non-accrual	156,078	2.4
Fixed rate loans(1)	1,730,308	26.7
Total	$6,477,069	100.0%
_______________________________________

(1)	Includes $813.1 million of loans that are in their introductory fixed rate period. For the majority of these loans, the fixed interest rate is higher than the fully indexed rate at June 30, 2013.

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
There have been no significant changes during the six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2012.

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
In March 2013, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency ("OCC") issued Final Joint Guidance on Leveraged Lending which outlines for agency-supervised institutions high-level principles related to safe-and-sound leveraged lending activities, including leveraged lending definitions, underwriting considerations, assessing and documenting enterprise value, risk management expectations for credits awaiting distribution, stress-testing expectations, pipeline portfolio management, and risk management expectations for exposures held by the institution. Management is in the process of fully implementing this Guidance.
In July 2013, the Federal Reserve Board, FDIC and OCC approved the Basel III Capital Interim Final Rule and Notice of Proposed Rulemaking proposed by the international Basel Committee on Banking Supervision on December 16, 2010. The Interim Final Rule revises regulatory capital definitions and minimum ratios, redefines Tier I capital as two components, creates a new capital ratio, implements a capital conservation buffer, revises prompt corrective action thresholds, and changes risk weights for certain assets and off-balance sheet exposures, among other things. The implementation of these standards is to be phased-in beginning January 2015.
Additionally, in January 2013, the Basel Committee issued two new measures of liquidity risk in addition to capital requirements: the Liquidity Coverage Ratio (the "LCR") and the Net Stable Funding Ratio (the "NSFR"), which are intended to measure, over different time spans, the amount of liquid assets held by the Bank. The objective of the LCR is to promote short-term resilience of the Bank's liquidity risk profile by ensuring that it has sufficient High Quality Liquid Assets ("HQLA") to survive a significant stress scenario lasting for one month. The objective of the NSFR is to promote resilience over a longer time horizon by creating additional incentives for the Bank to fund its activities with more stable sources of funding on an ongoing basis. The implementation of both of these standards is to commence in January 2015 and January 2018, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain financial market risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for additional information on our derivatives, see Note 13, Derivative Instruments, in our consolidated financial statements for the three and six months ended June 30, 2013, and Note 19, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2012 included in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013. There have been no changes in our internal control over financial reporting during the three and six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
On July 23, 2013, the Parent Company announced that it had entered into a Merger Agreement with PacWest. In connection with the execution of the Merger Agreement, the Parent Company has supplemented the risk factors previously disclosed in the Parent Company's Annual Report on Form 10-K as follows:

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger and the other transactions contemplated by the Merger Agreement may be completed, the Company and PacWest must obtain approvals from the FRB, the FDIC, and the California Department of Business Oversight. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the merger or the other transactions contemplated by the Merger Agreement or require changes to the terms of the merger or the other transactions contemplated by the Merger Agreement. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the other transactions contemplated by the Merger Agreement or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

PacWest and the Company have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on PacWest's ability to successfully combine the businesses of PacWest and the Company. To realize these anticipated benefits and cost savings, after the completion of the merger, PacWest expects to integrate the Company's business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could have an adverse effect on PacWest's financial results and the value of its common stock, and therefore on the value of the merger consideration to be received by the Company's stockholders in the merger. If PacWest experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause PacWest and/or the Company to lose customers or cause customers to remove their accounts from PacWest and/or the Company and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of PacWest and the Company during this transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the merger could be less than anticipated.

Termination of the Merger Agreement could negatively impact us.
If the Merger Agreement is terminated, there may be various consequences. For example, our businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company's common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the transaction.
The Company and PacWest will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on PacWest or the Company as well as the combined organization. These uncertainties may impair the Company's or PacWest's ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company or PacWest to seek to change existing business relationships with the Company or PacWest. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or PacWest, the Company's business or PacWest's business could be harmed. Subject to certain exceptions, each of PacWest and the Company has agreed to operate its business in the ordinary and usual course prior to closing.

The Merger Agreement limits PacWest's and the Company's ability to pursue acquisition proposals.

The Merger Agreement prohibits the Company from initiating, soliciting, encouraging or facilitating certain third party acquisition proposals. In connection with the Merger Agreement, the Company has also granted a stock option to PacWest which permits PacWest, under certain circumstances relating to third party acquisition transactions involving the Company, to purchase up to 39,191,656 shares of the Company's common stock, or to surrender the option for $91 million, subject to adjustment as provided in the stock option agreement. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our repurchases of shares of our common stock for the three months ended June 30, 2013, was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans(2)
April 1 - April 30, 2013	28,514	$9.23	—
May 1 - May 31, 2013	3,285	9.15	—
June 1 - June 30, 2013	44,561	9.30	—
Total	76,360	$9.27	—	$86,490,728
__________________________

(1)
Includes the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)
In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years. Subsequently, an additional $635.0 million was also authorized during the same period. In October 2012, the Board extended the program to include the period through December 31, 2013 and reset the authorization at $250.0 million. Collectively, we refer to these authorizations as the “Stock Repurchase Program.” All shares repurchased under the Stock Repurchase Program were retired upon settlement. As a result of entering into the Merger Agreement, the Stock Repurchase Program has been suspended.

ITEM 5. OTHER INFORMATION
On July 30, 2013, the Bank filed its Consolidated Reports of Condition and Income for A Bank With Domestic Offices Only - FFIEC 041, for the quarter ended June 30, 2013 (the “Call Report”) with the Federal Deposit Insurance Corporation.

ITEM 6. EXHIBITS

(a)	Exhibits
The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: August 2, 2013	/s/ JAMES J. PIECZYNSKI
James J. Pieczynski
Director and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2013	/s/ JOHN A. BOGLER
John A. Bogler
Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2013	/s/ MICHAEL A. SMITH
Michael A. Smith
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Description
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

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of CapitalSource Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by CapitalSource Inc. on July 23, 2013).

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