Form 10-Q
period 2013-09-30
CAPITALSOURCE INC
filed 2013-11-01
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of October 30, 2013, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 196,924,255.

CapitalSource Inc.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
	($ in thousands, except share amounts)
ASSETS
Cash and due from banks	$216,377	$178,880
Interest-bearing deposits in other banks	55,126	110,208
Other short-term investments	159,954	9,998
Restricted cash (including $0 and $36.4 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	59,635	104,044
Investment securities:
Available-for-sale, at fair value	911,572	1,079,025
Held-to-maturity, at amortized cost	122,262	108,233
Total investment securities	1,033,834	1,187,258
Loans held for sale	13,977	22,719
Loans held for investment	6,585,585	6,192,858
Less deferred loan fees and discounts	(46,407)	(53,628)
Loans held for investment, net (including $0 and $340.0 million, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	6,539,178	6,139,230
Less allowance for loan and lease losses	(115,134)	(117,273)
Total loans held for investment, net	6,424,044	6,021,957
Interest receivable	24,813	29,112
Other investments	54,771	60,363
Goodwill	173,135	173,135
Deferred tax assets, net	271,291	362,283
Other assets	267,962	289,048
Total assets	$8,754,919	$8,549,005
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,051,411	$5,579,270
Term debt - obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.	—	177,188
Other borrowings	1,001,599	1,005,738
Other liabilities	108,695	161,637
Total liabilities	7,161,705	6,923,833
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 196,944,961 and 209,551,674 shares issued/outstanding, respectively)	1,969	2,096
Additional paid-in capital	3,030,990	3,157,533
Accumulated deficit	(1,458,647)	(1,559,107)
Accumulated other comprehensive income, net	18,902	24,650
Total shareholders' equity	1,593,214	1,625,172
Total liabilities and shareholders' equity	$8,754,919	$8,549,005

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
	($ in thousands, except per share data)
Net interest income:
Interest income:
Loans and leases	$104,211	$105,066	$308,046	$322,437
Investment securities	8,003	9,784	24,936	29,737
Other	504	384	1,236	1,119
Total interest income	112,718	115,234	334,218	353,293
Interest expense:
Deposits	13,407	12,738	38,260	38,669
Borrowings	5,237	6,775	17,021	21,866
Total interest expense	18,644	19,513	55,281	60,535
Net interest income	94,074	95,721	278,937	292,758
Loan and lease loss (recovery) provision	(1,069)	8,959	16,268	30,567
Net interest income after loan and lease loss (recovery) provision	95,143	86,762	262,669	262,191
Non-interest income:
Loan fees	5,921	4,174	13,299	11,899
Leased equipment income	5,194	3,299	15,039	9,815
Gain on sales or calls of investments, net	2,123	1,856	5,105	929
(Loss) gain on derivatives, net	(1,566)	(978)	226	(649)
Other non-interest income, net	4,036	946	6,805	7,303
Total non-interest income	15,708	9,297	40,474	29,297
Non-interest expense:
Compensation and benefits	26,618	25,523	79,325	77,347
Professional fees	(49)	2,469	3,176	9,158
Occupancy expenses	3,434	3,422	10,888	13,402
FDIC fees and assessments	1,642	1,507	4,778	4,419
General depreciation and amortization	1,590	1,330	4,687	4,536
Loan servicing expense	925	1,183	5,137	11,228
Other administrative expenses	6,129	6,477	18,995	19,674
Total operating expenses	40,289	41,911	126,986	139,764
Leased equipment depreciation	3,646	2,307	10,573	6,883
(Income from) expense of real estate owned and other foreclosed assets, net	(768)	2,308	1,142	6,579
Gain on extinguishment of debt	—	—	—	(8,059)
Other non-interest expense, net	4,447	483	4,263	(908)
Total non-interest expense	47,614	47,009	142,964	144,259
Net income before income taxes	63,237	49,050	160,179	147,229
Income tax expense (benefit)	14,839	18,003	53,810	(296,305)
Net income	$48,398	$31,047	$106,369	$443,534
Basic income per share	$0.25	$0.14	$0.54	$1.94
Diluted income per share	$0.24	$0.14	$0.53	$1.88
Average shares outstanding:
Basic	193,099,993	219,664,637	195,606,073	229,091,849
Diluted	198,456,994	226,441,294	200,703,002	235,712,522
Dividends declared per share	$0.01	$0.01	$0.03	$0.03

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
	($ in thousands)
Net income	$48,398	$31,047	$106,369	$443,534
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax	(4,285)	2,315	(5,748)	2,802
Unrealized loss on foreign currency translation, net of tax	—	—	—	(351)
Other comprehensive (loss) income, net of tax	(4,285)	2,315	(5,748)	2,451
Comprehensive income	$44,113	$33,362	$100,621	$445,985

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Shareholders' Equity

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited)
	($ in thousands)
Total shareholders' equity as of December 31, 2012	$2,096	$3,157,533	$(1,559,107)	$24,650	$1,625,172
Net income	—	—	106,369	—	106,369
Other comprehensive loss	—	—	—	(5,748)	(5,748)
Repurchase of common stock	(150)	(137,838)	—	—	(137,988)
Dividends paid	—	69	(5,909)	—	(5,840)
Stock option expense	—	1,318	—	—	1,318
Exercise of options	16	5,538	—	—	5,554
Restricted stock activity	7	4,370	—	—	4,377
Total shareholders' equity as of September 30, 2013	$1,969	$3,030,990	$(1,458,647)	$18,902	$1,593,214

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$106,369	$443,534
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	1,318	1,229
Restricted stock expense	9,476	8,838
Gain on extinguishment of debt	—	(8,059)
Amortization of deferred loan fees and discounts	(23,770)	(31,799)
Paid-in-kind interest on loans	5,696	6,370
Loan and lease loss provision	16,268	30,567
Amortization of deferred financing fees and discounts	996	1,252
Depreciation and amortization	15,283	14,032
Provision (benefit) for deferred income taxes	98,276	(326,823)
Gain on investments, net	(4,915)	(2,133)
(Gain) loss on foreclosed assets and other property and equipment disposals	(789)	816
Unrealized loss (gain) on derivatives and foreign currencies, net	1,643	(950)
Decrease in interest receivable	4,299	6,902
(Increase) decrease in loans held for sale, net	(4,961)	23,113
Decrease in other assets	24,274	120,194
Decrease in other liabilities	(57,381)	(102,153)
Cash provided by operating activities	192,082	184,930
Investing activities:
Decrease (increase) in restricted cash	44,409	(5,928)
Increase in loans, net	(386,841)	(160,541)
Sale and maturity of investment securities, available-for-sale	273,099	250,966
Purchase of investment securities, available-for-sale	(117,580)	(175,372)
Sale or call of investment securities, held-to-maturity	35,514	4,893
Purchase of investment securities, held-to-maturity	(47,855)	—
Reduction of other investments, net	6,115	13,920
Purchase of property and equipment, net	(18,230)	(5,462)
Cash used in investing activities	(211,369)	(77,524)
Financing activities:
Deposits accepted, net of repayments	472,141	410,487
Repayments and extinguishment of term debt	(177,209)	(106,118)
(Repayments) proceeds from other borrowings	(5,000)	20,931
Repurchase of common stock	(137,988)	(272,127)
Proceeds from exercise of options	5,554	3,195
Payment of dividends	(5,840)	(6,827)
Cash provided by financing activities	151,658	49,541
Increase in cash and cash equivalents	132,371	156,947
Cash and cash equivalents as of beginning of period	299,086	458,548
Cash and cash equivalents as of end of period	$431,457	$615,495
Supplemental information:
Noncash transactions from investing activities:
Assets acquired through foreclosure	$845	$12,372

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
For the nine months ended September 30, 2013 and 2012, we operated as two reportable segments: the Bank and Other Commercial Finance. The Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. For additional information, see Note 15, Segment Data.
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
In July 2013, the FASB amended its guidance on income taxes to eliminate diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments clarify whether unrecognized tax benefits should be presented as a liability on the balance sheet or as a reduction of a deferred tax asset. This guidance is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. We plan to adopt this guidance on January 1, 2014, and do not expect that it will have a material impact on our financial statement presentation.

Note 3.  Loans and Credit Quality
As of September 30, 2013 and December 31, 2012, our outstanding loan balance was $6.6 billion and $6.2 billion, respectively. These amounts include loans held for sale and loans held for investment. As of September 30, 2013 and December 31, 2012, interest and fee receivables on these loans totaled $22.2 million and $26.0 million, respectively.

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
Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan and lease losses for loans held for investment, which is calculated based on management's estimate of incurred loan and lease losses inherent in our loan and lease portfolio as of the balance sheet date. This methodology is used consistently to develop our allowance for loan and lease losses for all loans and leases held for investment in our loan portfolio.
During the three and nine months ended September 30, 2013, we transferred loans with a carrying value of $80.0 million and $184.9 million, respectively, which included $21.8 million and $54.7 million of impaired loans, respectively, from held for investment to held for sale. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We did not incur any losses due to lower of cost or fair value adjustments at the time of transfer during the three and nine months ended September 30, 2013. However, we charged off $2.7 million and $14.7 million at the time of transfer due to credit losses inherent in the transferred loans during the three and nine months ended September 30, 2013, respectively. We did not reclassify any loans from held for sale to held for investment during the three and nine months ended September 30, 2013.
During the three and nine months ended September 30, 2012, we transferred loans with a carrying value of $112.1 million and $213.0 million, respectively, which included $23.7 million and $55.0 million of impaired loans, respectively, from held for investment to held for sale. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We incurred $0.4 million of losses due to lower of cost or fair value adjustments at the time of transfer during the three and nine months ended September 30, 2012 which is recorded within Other Non-Interest Income on the Consolidated Statement of Operations. In addition, we charged off $0.2 million and $1.4 million at the time of transfer due to credit losses inherent in the transferred loans during the three and nine months ended September 30, 2012. We did not reclassify any loans from held for sale to held for investment during the three months ended September 30, 2012. We reclassified $5.0 million of loans from held for sale to held for investment during the nine months ended September 30, 2012 based on our intent to retain these loans for investment.
During the three and nine months ended September 30, 2013, we recognized net gains on the sale of loans of $2.1 million and $5.1 million, respectively. Included in these amounts, we sold a participating interest in two loans to Pacific Western Bank, a wholly-owned subsidiary of PacWest, with a carrying value $35.0 million and recognized a net gain of $84 thousand. During the three months ended September 30, 2012, we recognized net losses on the sale of loans of $0.9 million. During the nine months ended September 30, 2012, we recognized net gains on the sale of loans of $2.1 million.
As of September 30, 2013 and December 31, 2012, loans held for sale with an outstanding balance of $3.5 million and $2.5 million, respectively, were classified as non-accrual loans. We did not record any fair value write-downs on non-accrual loans held for sale during the three and nine months ended September 30, 2013 and 2012.
During the three and nine months ended September 30, 2013, we purchased loans held for investment with an outstanding principal balance at the time of purchase of $67.3 million and $274.8 million, respectively. During the three months ended September 30, 2012, we did not purchase any loans held for investment. During the nine months ended September 30, 2012, we purchased loans held for investment with an outstanding principal balance at the time of purchase of $78.3 million.
As of September 30, 2013 and December 31, 2012, the Bank pledged loans held for investment with an unpaid principal balance of $1.0 billion and $724.1 million, respectively, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) as collateral for its financing facility.
As of September 30, 2013 and December 31, 2012, the outstanding unpaid principal balance of loans, by type of loan, was as follows:

	September 30, 2013		December 31, 2012
	($ in thousands except percentages)
Commercial and industrial	$3,688,023	56%	$3,594,643	58%
Real estate	2,785,805	43	2,499,567	41
Real estate - construction	65,350	1	45,020	1
Total(1)(2)	$6,539,178	100%	$6,139,230	100%
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.

(2)
As of September 30, 2013, includes deferred loan fees and discounts of $30.1 million, $15.8 million and $0.5 million for commercial and industrial, real estate and real estate - construction loans, respectively. As of December 31, 2012, includes deferred loan fees and discounts of $38.4 million, $14.9 million and $0.3 million for commercial and industrial, real estate and real estate - construction loans, respectively.

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
As of September 30, 2013 and December 31, 2012, the carrying value of loans by class, separated by performing and non-performing categories, was as follows:

	September 30, 2013			December 31, 2012
Class	Performing	Non-Performing	Total	Performing	Non-Performing	Total
	($ in thousands)
Asset-based	$1,532,540	$15,017	$1,547,557	$1,409,837	$27,759	$1,437,596
Cash flow	1,925,576	47,406	1,972,982	1,916,042	51,700	1,967,742
Healthcare asset-based	151,375	—	151,375	179,617	—	179,617
Healthcare real estate	725,944	16,554	742,498	665,058	17,001	682,059
Multifamily	842,034	1,077	843,111	899,963	1,961	901,924
Commercial real estate	977,162	25,205	1,002,367	717,798	12,593	730,391
Small business	273,271	6,017	279,288	233,653	6,248	239,901
Total(1)	$6,427,902	$111,276	$6,539,178	$6,021,968	$117,262	$6,139,230
______________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

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

As of September 30, 2013 and December 31, 2012, the carrying value of each class of loans by internal risk rating, was as follows:

	Internal Risk Rating
Class	Pass	Special Mention	Substandard	Doubtful	Total
	($ in thousands)
As of September 30, 2013:
Asset-based	$1,512,238	$15,776	$5,153	$14,390	$1,547,557
Cash flow	1,775,058	91,098	106,057	769	1,972,982
Healthcare asset-based	91,099	49,839	10,437	—	151,375
Healthcare real estate	631,828	90,842	3,274	16,554	742,498
Multifamily	832,953	8,502	1,656	—	843,111
Commercial real estate	943,865	552	57,950	—	1,002,367
Small business	272,506	765	6,017	—	279,288
Total(1)	$6,059,547	$257,374	$190,544	$31,713	$6,539,178
As of December 31, 2012:
Asset-based	$1,352,729	$36,535	$29,185	$19,147	$1,437,596
Cash flow	1,684,107	67,629	191,582	24,424	1,967,742
Healthcare asset-based	114,889	64,728	—	—	179,617
Healthcare real estate	607,382	57,676	17,001	—	682,059
Multifamily	857,667	41,709	2,548	—	901,924
Commercial real estate	673,783	38,139	18,389	80	730,391
Small business	228,071	2,860	8,443	527	239,901
Total(1)	$5,518,628	$309,276	$267,148	$44,178	$6,139,230
__________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

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
If our non-accrual loans had performed in accordance with their original terms, interest income on the outstanding legal balance of these loans would have been $5.4 million and $16.6 million higher for the three and nine months ended September 30, 2013, respectively and $7.7 million and $27.1 million higher for the three and nine months ended September 30, 2012, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and December 31, 2012, the carrying value of non-accrual loans by class was as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Asset-based	$15,017	$27,759
Cash flow	47,406	51,700
Healthcare real estate	16,554	17,001
Multifamily	1,077	1,961
Commercial real estate	25,205	12,593
Small business	6,017	6,248
Total(1)	$111,276	$117,262
____________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of September 30, 2013 and December 31, 2012, the delinquency status of loans by class was as follows:

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater Than 90 Days Past Due and Accruing
	($ in thousands)
As of September 30, 2013:
Asset-based	$—	$—	$—	$1,547,557	$1,547,557	$—
Cash flow	—	2,195	2,195	1,970,787	1,972,982	—
Healthcare asset-based	—	—	—	151,375	151,375	—
Healthcare real estate	—	16,554	16,554	725,944	742,498	—
Multifamily	608	—	608	842,503	843,111	—
Commercial real estate	—	10,247	10,247	992,120	1,002,367	—
Small business	120	1,455	1,575	277,713	279,288	—
Total(1)	$728	$30,451	$31,179	$6,507,999	$6,539,178	$—
As of December 31, 2012:
Asset-based	$19,207	$391	$19,598	$1,417,998	$1,437,596	$—
Cash flow	578	3,486	4,064	1,963,678	1,967,742	—
Healthcare asset-based	—	—	—	179,617	179,617	—
Healthcare real estate	—	17,001	17,001	665,058	682,059	—
Multifamily	656	999	1,655	900,269	901,924	—
Commercial real estate	1,032	12,284	13,316	717,075	730,391	—
Small business	2,994	3,932	6,926	232,975	239,901	—
Total(1)	$24,467	$38,093	$62,560	$6,076,670	$6,139,230	$—
___________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

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
We continue to recognize interest income on loans that have been identified as impaired but that have not been placed on non-accrual status.
As of September 30, 2013 and December 31, 2012, information pertaining to our impaired loans was as follows:

	September 30, 2013			December 31, 2012
	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance
	($ in thousands)
With no related allowance recorded:
Asset-based	$16,419	$23,160		$40,655	$75,547
Cash flow	19,782	47,713		48,796	118,440
Healthcare asset-based	—	—		—	12,246
Healthcare real estate	16,554	19,784		17,001	18,286
Multifamily	1,077	1,417		1,961	2,108
Commercial real estate	25,205	99,959		12,711	83,363
Small business	6,017	13,813		8,112	15,976
Total	85,054	205,846		129,236	325,966
With allowance recorded:
Asset-based	—	—	$—	867	859	$(412)
Cash flow	32,364	34,802	(1,761)	71,609	80,322	(6,072)
Total	32,364	34,802	(1,761)	72,476	81,181	(6,484)
Total impaired loans	$117,418	$240,648	$(1,761)	$201,712	$407,147	$(6,484)
______________________

(1)	Carrying value of impaired loans before applying specific reserves. Balances are net of deferred loan fees and discounts. Excludes loans held for sale.

(2)
Represents the contractual amounts owed to us by borrowers. The difference between the carrying value and the contractual amounts owed relates to the previous recognition of charge offs and are net of deferred loan fees and discounts.

As of September 30, 2013 and December 31, 2012, the carrying value of impaired loans with no related allowance recorded was $85.1 million and $129.2 million, respectively. Of these amounts, $33.6 million and $41.6 million, respectively, related to loans that were charged off to the net fair value less cost of disposal of the underlying collateral. These charge offs were primarily the result of impairment measurements of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $51.5 million and $87.6 million related to loans that had no recorded charge offs or specific reserves as of September 30, 2013 and December 31, 2012, respectively, based on our estimate that we ultimately will collect all principal and interest amounts due.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Average balances and interest income recognized on impaired loans, by loan class, for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)
	($ in thousands)
No allowance recorded:
Asset-based	$20,476	$52	$85,203	$1,028	$29,444	$440	$70,495	$2,549
Cash flow	25,246	264	72,361	834	31,214	1,987	71,747	2,871
Healthcare asset-based	—	—	—	78	—	—	1,342	233
Healthcare real estate	16,889	—	23,937	—	16,957	—	26,252	—
Multifamily	1,363	161	1,595	17	1,740	161	1,268	17
Commercial real estate	25,450	—	31,037	478	17,123	5	66,391	3,461
Small business	6,459	—	10,129	—	6,983	242	12,883	—
Total	95,883	477	224,262	2,435	103,461	2,835	250,378	9,131
With allowance recorded:
Asset-based	1,184	—	7,932	—	966	—	8,440	74
Cash flow	33,906	—	86,207	1,030	45,739	1,477	100,313	2,422
Healthcare real estate	—	—	—	—	—	—	785	—
Total	35,090	—	94,139	1,030	46,705	1,477	109,538	2,496
Total impaired loans	$130,973	$477	$318,401	$3,465	$150,166	$4,312	$359,916	$11,627
_________________________

(1)	We did not recognize any cash basis interest income on impaired loans during the three and nine months ended September 30, 2013 and 2012.

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
Activity in the allowance for loan and lease losses related to our loans held for investment for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Allowance for loan and lease losses at beginning of period	$120,493	$133,359	$117,273	$153,631
Charge offs	(2,048)	(23,090)	(7,501)	(69,032)
Recoveries	436	7,590	3,842	12,911
Net charge offs	(1,612)	(15,500)	(3,659)	(56,121)
Charge offs upon transfer to held for sale	(2,678)	(188)	(14,748)	(1,447)
Loan and lease loss (recovery) provision	(1,069)	8,959	16,268	30,567
Allowance for loan and lease losses at end of period	115,134	126,630	115,134	126,630
Allowance for credit losses on unfunded lending commitments at beginning of period(1)	3,240	3,486	3,424	4,877
Allowance for unfunded lending commitments (recovery) provision	(617)	483	(801)	(908)
Allowance for credit losses on unfunded lending commitments at end of period(1)	2,623	3,969	2,623	3,969
Total allowance for loan, lease and unfunded lending commitments	$117,757	$130,599	$117,757	$130,599
_______________________

(1)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in other liabilities. Unfunded lending commitments totaled $1.0 billion at September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, the balances of the allowance for loan and lease losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

	September 30, 2013		December 31, 2012
	Loans	Allowance for Loan and Lease Losses	Loans	Allowance for Loan and Lease Losses
	($ in thousands)
Individually evaluated for impairment(1)	$115,583	$(1,761)	$198,856	$(6,484)
Other loan groups with unidentified incurred losses	6,421,759	(113,373)	5,937,518	(110,789)
Acquired loans with deteriorated credit quality	1,836	—	2,856	—
Total	$6,539,178	$(115,134)	$6,139,230	$(117,273)
_________________________

(1)	Loans individually evaluated for impairment are net of charge offs of $89.0 million and $162.5 million at September 30, 2013 and December 31, 2012, respectively.

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
During the three and nine months ended September 30, 2013, the aggregate carrying value of loans involved in TDRs were $19.7 million and $83.4 million, respectively, as of their respective restructuring dates. During the three and nine months ended September 30, 2012, the aggregate carrying value of loans involved in TDRs were $72.8 million and $164.5 million, respectively, as of their respective restructuring dates. Aggregate carrying value includes principal, deferred fees and accrued interest. Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms.
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
The aggregate carrying values of loans that had been restructured in TDRs as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual	$75,038	$62,815
Accruing	6,218	83,367
Total	$81,256	$146,182

The specific reserve related to these loans was $1.6 million as of September 30, 2013 and December 31, 2012. As of September 30, 2013 and December 31, 2012, we had unfunded commitments related to these restructured loans of $11.4 million and $21.1 million, respectively.
The following table rolls forward the balance of loans modified in TDRs for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Beginning balance of TDRs	$103,777	$246,209	$146,182	$309,003
New TDRs	2,038	39,102	4,220	61,363
Draws and pay downs on existing TDRs, net	(2,010)	(36,606)	(14,492)	(74,378)
Loan sales and payoffs	(19,979)	(24,317)	(50,080)	(50,448)
Charge offs post modification	(2,570)	(6,162)	(4,574)	(27,314)
Ending balance of TDRs	$81,256	$218,226	$81,256	$218,226

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The number and aggregate carrying values of loans involved in TDRs that occurred during the three and nine months ended September 30, 2013 were as follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR(2)	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR(2)
	($ in thousands)
Asset-based:
Maturity extension	—	$—	$—	1	$2,985	$2,985
Discounted payoffs	1	9,796	—	2	10,005	—
Multiple concessions	1	823	823	2	9,398	9,398
	2	10,619	823	5	22,388	12,383
Cash flow:
Maturity extension	—	—	—	2	32,547	32,548
Payment deferral	—	—	—	1	571	571
Discounted payoffs	1	6,504	—	1	6,504	—
Multiple concessions	3	2,275	2,275	7	17,841	17,841
	4	8,779	2,275	11	57,463	50,960
Multifamily:
Discounted payoffs	—	—	—	1	425	—
	—	—	—	1	425	—
Small business:
Discounted payoffs	—	—	—	2	565	—
Foreclosures	1	20	—	3	786	—
Multiple concessions	2	284	284	3	1,782	1,782
	3	304	284	8	3,133	1,782
Total(1)	9	$19,702	$3,382	25	$83,409	$65,125
______________________

(1)	Includes deferred loan fees and discounts.

(2)	Represents the carrying value immediately following the modification of the loan; does not represent the carrying value as of September 30, 2013.

During the three and nine months ended September 30, 2013, one small business loan experienced default after its initial restructuring within the previous 12 months. As of September 30, 2013, the carrying value of this loan was $0.1 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of concessions granted by loan type, including the accrual status of the loans as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013			December 31, 2012
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)
Commercial and industrial:
Maturity extension	$10,279	$6,218	$16,497	$14,166	$59,513	$73,679
Payment deferral	544	—	544	—	—	—
Multiple concessions	51,737	—	51,737	36,786	23,711	60,497
	62,560	6,218	68,778	50,952	83,224	134,176
Real estate:
Maturity extension	55	—	55	59	—	59
Payment deferral	551	—	551	617	—	617
Multiple concessions	1,904	—	1,904	200	143	343
	2,510	—	2,510	876	143	1,019
Real estate - construction:
Maturity extension	9,968	—	9,968	10,758	—	10,758
Multiple concessions	—	—	—	229	—	229
	9,968	—	9,968	10,987	—	10,987
Total	$75,038	$6,218	$81,256	$62,815	$83,367	$146,182

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
Losses incurred on TDRs since their initial restructuring by concession and loan type for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Commercial and industrial:
Maturity extension	$263	$325	$727	$4,174
Payment deferral	1	—	1	4
Multiple concessions	697	7,911	3,630	14,633
	961	8,236	4,358	18,811
Real estate:
Maturity extension	—	—	—	950
Multiple concessions	—	—	87	23
	—	—	87	973
Real estate - construction:
Maturity extension	—	—	—	4,709
Multiple concessions	—	613	—	958
	—	613	—	5,667
Total	$961	$8,849	$4,445	$25,451

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three and nine months ended September 30, 2013, all related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status, as of September 30, 2013. We did not recognize any interest income for the three months

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ended September 30, 2013 on the commercial loans that experienced losses during this period. We recognized approximately $392 thousand of interest income for the nine months ended September 30, 2013 on commercial loans that experienced losses during this period.
Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three and nine months ended September 30, 2012, 97.7% and 84.3%, respectively, related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status, as of September 30, 2012. We did not recognize any interest income for the three months ended September 30, 2012 on the commercial loans that experienced losses during this period. We recognized approximately $74 thousand of interest income for the nine months ended September 30, 2012 on the commercial loans that experienced losses during this period.
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
Activity related to REO for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Balance as of beginning of period	$16,560	$53,087	$23,791	$69,698
Transfers from loans held for investment	118	2,921	845	14,474
Fair value adjustments	(860)	(2,806)	(3,079)	(10,529)
REO sold	(1,319)	(6,240)	(7,058)	(26,681)
Balance as of end of period	$14,499	$46,962	$14,499	$46,962

During the three and nine months ended September 30, 2013, we recognized gains of $2.7 million and $3.5 million, respectively, on the sales of REO as a component of income from real estate owned and other foreclosed assets. During the three months ended September 30, 2012, we recognized gains of $28 thousand, on the sales of REO as a component of income from real estate owned and other foreclosed assets. During the nine months ended September 30, 2012, we recognized losses of $77 thousand, on the sales of REO as a component of expense of real estate owned and other foreclosed assets.

Note 4. Investments
Investment Securities, Available-for-Sale
As of September 30, 2013 and December 31, 2012, our investment securities, available-for-sale were as follows:

	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Agency securities	$832,989	$12,738	$(7,545)	$838,182	$960,864	$23,464	$(807)	$983,521
Asset-backed securities	3,399	201	—	3,600	9,280	312	—	9,592
Collateralized loan obligations	13,722	12,488	—	26,210	13,418	12,832	—	26,250
Equity security	368	5,113	—	5,481	—	—	—	—
Non-agency MBS	21,854	562	(25)	22,391	40,937	689	(279)	41,347
SBA asset-backed securities	15,675	33	—	15,708	17,632	683	—	18,315
Total	$888,007	$31,135	$(7,570)	$911,572	$1,042,131	$37,980	$(1,086)	$1,079,025

Included in investment securities, available-for-sale, were agency securities which included commercial and residential mortgage pass through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae ("Agency MBS"); asset-backed securities; investments in collateralized loan obligations ("CLOs"); an equity security;

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”) and agency asset-backed securities issued by the Small Business Administration (“SBA ABS”).
Realized gains or losses resulting from the sale and maturities of investments are calculated using the specific identification method and included in gain on sales or calls of investments, net. During the three months ended September 30, 2013, we had repayments on investment securities, available-for-sale of $72.5 million with a net amortized discount of $0.1 million. During the three months ended September 30, 2012, we had repayments on investment securities, available-for-sale of $26.0 million and $80.5 million in purchases, with a net amortized discount of $1.4 million.
During the nine months ended September 30, 2013, we had repayments on investment securities, available-for-sale of $273.1 million and $117.6 million in purchases, with a net amortized discount of $1.5 million. During the nine months ended September 30, 2012, we had repayments on investment securities, available-for-sale of $251.0 million and $175.4 million in purchases, with a net amortized discount of $3.9 million.
During the three months ended September 30, 2013 and 2012, we had $(4.3) million and $2.3 million, respectively, of net unrealized after-tax (losses) gains as a component of accumulated other comprehensive income, net. During the nine months ended September 30, 2013 and 2012, we had $(5.7) million and $2.8 million, respectively, of net unrealized after-tax (losses) gains as a component of accumulated other comprehensive income, net.
During the three months ended September 30, 2013 and 2012, we recorded $61 thousand and $0.1 million other-than-temporary-impairments ("OTTI"), respectively, on our available-for-sale portfolio. During the nine months ended September 30, 2013 and 2012, we recorded $0.2 million and $1.2 million in OTTI, respectively, on our available-for-sale portfolio related to a decline in the fair value of our investments in collateralized loan obligations in 2013 and a municipal bond in 2012. These OTTI were recorded as a component of gain (loss) on sales or calls of investments, net.
The amortized cost and fair value of investment securities, available-for-sale pledged as collateral to the FHLB SF and government agencies as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB SF	$—	$—	$190,113	$197,911
Government agencies(1)	17,393	17,628	5,390	5,439
	$17,393	$17,628	$195,503	$203,350
___________________________

(1)	Represents the amounts pledged as collateral to secure funds deposited by government agencies.

Investment Securities, Held-to-Maturity
As of September 30, 2013 and December 31, 2012, investment securities, held-to-maturity consisted primarily of investment-grade rated commercial mortgage-backed securities ("CMBS") and CLOs. The amortized cost, gross unrealized gains and losses, and estimated fair value of held-to-maturity securities were as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Amortized Cost	$122,262	$108,233
Unrealized Gains	1,368	3,531
Unrealized Losses	(615)	(376)
Fair Value	$123,015	$111,388

During the three months ended September 30, 2013 and 2012, we recorded $0.6 million and $1.1 million, respectively, of interest income on investment securities, held-to-maturity which were recorded as a component of interest income in investment securities. During the nine months ended September 30, 2013 and 2012, we recorded $3.5 million and $3.3 million, respectively, of interest income on investment securities, held-to-maturity which were recorded as a component of interest income in investment securities.
During the three months ended September 30, 2013, we had repayments of investment securities, held-to-maturity of $0.3 million with a net amortized discount of $21 thousand. In addition, we sold one CMBS with a net carrying value of $6.2 million and realized a net gain of $0.2 million during the nine months ended September 30, 2013. The Company decided to sell the security because its rating was downgraded to B. During the nine months ended September 30, 2013, we had repayments and purchases

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

on investment securities, held-to-maturity of $35.5 million and $47.9 million, respectively, with a net amortized discount of $1.5 million.
During the three and nine months ended September 30, 2012, we had no purchases of investment securities, held-to-maturity. During the three months ended September 30, 2012, we had $0.9 million of principal repayments on investment securities, held-to-maturity with a net amortized discount $0.4 million. During the nine months ended September 30, 2012, we had $4.9 million of principal repayments on investment securities, held-to-maturity with a net amortized discount of $1.3 million.
The amortized costs and estimated fair values of the investment securities, held-to-maturity pledged as collateral as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB SF	$3,772	$4,003	$4,060	$4,497
Federal Reserve Bank ("FRB")	70,198	70,447	87,038	88,381
	$73,970	$74,450	$91,098	$92,878

Unrealized Losses on Investment Securities
As of September 30, 2013 and December 31, 2012, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	($ in thousands)
As of September 30, 2013
Investment securities, available-for-sale:
Agency securities	$(6,976)	$326,782	$(569)	$14,379	$(7,545)	$341,161
Non-agency MBS	(16)	1,525	(9)	707	(25)	2,232
Total investment securities, available-for-sale	$(6,992)	$328,307	$(578)	$15,086	$(7,570)	$343,393
Total investment securities, held-to-maturity	$(615)	$47,244	$—	$—	$(615)	$47,244

As of December 31, 2012
Investment securities, available-for-sale:
Agency securities	$(807)	$115,447	$—	$—	$(807)	$115,447
Non-agency MBS	(245)	8,651	(34)	1,175	(279)	9,826
Total investment securities, available-for-sale	$(1,052)	$124,098	$(34)	$1,175	$(1,086)	$125,273
Total investment securities, held-to-maturity	$—	$—	$(376)	$59,284	$(376)	$59,284

Investment securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI. As of September 30, 2013 and December 31, 2012, we do not believe that any unrealized losses included in the table above represent an OTTI. The unrealized losses are attributable to fluctuations in the market prices of the securities due to market conditions and interest rate levels. Agency securities have the highest debt rating and are backed by government-sponsored entities. As of September 30, 2013, each of the agency, Non-agency MBS, and CLOs with unrealized losses had investment grade ratings and were well supported. Based on our analysis of each security in an unrealized loss position, we have the intent, ability to hold and no requirement to sell these securities, so we can expect to recover the entire amortized cost basis of the impaired securities.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Maturities
As of September 30, 2013, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities, Available-for-Sale		Investment Securities, Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	8,658	8,899	—	—
Due after five years through ten years(1)	23,936	25,094	85,198	85,297
Due after ten years(2)(3)	855,413	877,579	37,064	37,718
Total	$888,007	$911,572	$122,262	$123,015
____________________

(1)
Includes Agency MBS, Non-agency MBS, Non-agency ABS, Non-agency CMBS, and CLOs with fair values of $17.6 million, $3.9 million, $3.6 million, $60.5 million and $24.8 million, respectively, and weighted average expected maturities of approximately 2.28, 1.82, 1.68, 0.62 and 6.54 years, respectively, based on interest rates and expected prepayment speeds as of September 30, 2013.

(2)
Includes Agency MBS, SBA ABS, Non-agency MBS, Non-agency CMBS, an equity security, and CLOs with fair values of $817.0 million, $15.7 million, $13.1 million, $15.3 million, $5.5 million, and $48.7 million, respectively, and weighted average expected maturities of approximately 4.71, 6.95, 1.91, 2.88, 10.00 and 5.41 years, respectively, based on interest rates and expected prepayment speeds as of September 30, 2013.

(3)	Includes securities with no stated maturity.

Other Investments
As of September 30, 2013 and December 31, 2012, our other investments were as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Investments carried at cost	$18,792	$23,963
Investments accounted for under the equity method	35,979	36,400
Total	$54,771	$60,363

Proceeds and net pre-tax gains from sales of other investments for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Proceeds from sales	$2,376	$1,860	$3,392	$6,200
Gain from sales	2,354	924	3,370	3,943

During the three months ended September 30, 2013 and 2012, we recorded $0.1 million and $1.2 million, respectively, of dividends which were recorded as a component of gain (loss) on sales or calls of investments, net. During the nine months ended September 30, 2013 and 2012, we recorded $2.7 million and $2.3 million, respectively, of dividends.

During three months ended September 30, 2013 and 2012, we recorded $0.3 million and $0.5 million of OTTI, respectively, relating to our investments carried at cost which was recorded as a component of gain (loss) on sales or calls of investments, net. During the nine months ended September 30, 2013 and 2012, we recorded $1.4 million and $5.2 million of OTTI, respectively.

Note 5. Deposits
As of September 30, 2013 and December 31, 2012, the Bank had $6.1 billion and $5.6 billion, respectively, in deposits insured up to the maximum limit by the Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2013 and December 31, 2012, the Bank had $757.7 million and $597.8 million, respectively, of certificates of deposit in the amount of $250,000 or more and $3.0 billion and $2.6 billion, respectively, of certificates of deposit in the amount of $100,000 or more.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and December 31, 2012, interest-bearing deposits at the Bank were as follows:

	September 30, 2013		December 31, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$259,434	0.45%	$257,961	0.49%
Savings	659,924	0.47%	704,890	0.52%
Certificates of deposit	5,132,053	0.97%	4,616,419	0.94%
Total interest-bearing deposits	$6,051,411	0.89%	$5,579,270	0.87%

As of September 30, 2013, certificates of deposit detailed by maturity were as follows ($ in thousands):

Maturing by:
September 30, 2014	$4,616,492
September 30, 2015	378,622
September 30, 2016	81,627
September 30, 2017	18,196
September 30, 2018	37,116
Total	$5,132,053

For the three and nine months ended September 30, 2013 and 2012, interest expense on deposits was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Savings and money market	$1,165	$1,374	$3,522	$4,801
Certificates of deposit	12,301	11,409	34,921	34,020
Fees for early withdrawal	(59)	(45)	(183)	(152)
Total interest expense on deposits	$13,407	$12,738	$38,260	$38,669

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
Our interest in borrowers qualifying as VIEs was $61.6 million and $115.4 million as of September 30, 2013 and December 31, 2012, respectively, and is included in loans held for investment. For certain of these borrowers, we have had obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was $91.1 million and $151.9 million as of September 30, 2013 and December 31, 2012, respectively.
Term Debt Securitizations
In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the "Issuers"). The Issuers were structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that were collateralized by the underlying assets of the Issuers, primarily comprising contributed loans. We serviced the underlying loans contributed to the Issuers and earned periodic servicing fees paid from the cash flows of the underlying loans. During the nine months ended September 30, 2013, we called the remaining securitizations

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and repaid the outstanding third-party debt of $177.2 million; we recognized no gain or loss on the extinguishment of debt. As a result, as of September 30, 2013, we had no remaining securitizations. As of December 31, 2012, the total outstanding balance of the securitizations was $398.9 million. This amount includes $221.7 million of notes and certificates that we held as of December 31, 2012.
Prior to the call and extinguishment of our term debt securitizations, we had determined that the Issuers were VIEs, subject to applicable consolidation guidance and concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we had concluded that we were the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we had been reporting the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. Upon the extinguishment of our securitizations, we have no consolidated assets and liabilities related to the Issuers as of September 30, 2013. As of December 31, 2012, the carrying amount of the consolidated liabilities related to the Issuers was $177.4 million. This amount included term debt and represented obligations for which there was only legal recourse to the Issuers. As of December 31, 2012, the carrying amount of the consolidated assets related to the Issuers was $345.4 million. This amount primarily included loans held for investment, net and related to assets that can only be used to settle obligations of the Issuers.
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
As of September 30, 2013 and December 31, 2012, the fair value of our remaining interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization and held as of September 30, 2013 and December 31, 2012 was $26.2 million and $26.3 million, respectively, and was classified as investment securities, available-for-sale. We have no material commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust since the deconsolidation. This swap exposure had a fair value to the counterparty of $10.1 million and $13.5 million as of September 30, 2013 and December 31, 2012, respectively. During the three and nine months ended September 30, 2013, we recorded gross unrealized losses of $1.1 million and $0.3 million, respectively, which was included as a component of other comprehensive income, on the securities that we still hold in the 2006-A Trust as of September 30, 2013.

Note 7. Borrowings
As of September 30, 2013 and December 31, 2012, the composition of our outstanding borrowings was as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Term debt - obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc. (1)	$—	$177,188
Other borrowings:
Subordinated debt	411,599	410,738
FHLB SF borrowings	590,000	595,000
Total other borrowings	1,001,599	1,005,738
Total borrowings	$1,001,599	$1,182,926
_______________________

(1)	Amount presented is net of debt discounts of $21 thousand as of December 31, 2012.

Term Debt
In conjunction with each of our commercial term debt securitizations, we established and contributed commercial loans to separate Issuers. The Issuers were structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that were collateralized by the underlying assets of the Issuers, primarily comprising contributed loans.
We serviced the underlying commercial loans contributed to the Issuers and earned periodic servicing fees paid from the cash flows of the underlying commercial loans. During the nine months ended September 30, 2013, we called the 2006-1, 2006-2

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and 2007-1 term debt securitizations and repaid the outstanding third-party debt of $177.2 million; we recognized no gain or loss on the extinguishment of debt. As a result, as of September 30, 2013, we had no outstanding term debt securitizations.
Our outstanding term debt transactions held by third parties as of September 30, 2013 and December 31, 2012, were as follows:

	Amounts Issued	Outstanding Third Party Held Debt Balance as of		Interest Rate Spread(1)	Original Expected Maturity Date
		September 30, 2013	December 31, 2012
	($ in thousands)
2006-1
Class C	$68,447	$—	$1,119	0.55%	September 20, 2010
Class D	52,803	—	24,371	1.30%	December 20, 2010
	121,250	—	25,490
2006-2
Class D(2)	101,250	—	84,597	1.52%	June 20, 2013
Class E	56,250	—	20,000	2.50%	June 20, 2013
	157,500	—	104,597
2007-1
Class C	84,000	—	19,448	0.65%	February 20, 2013
Class D	48,000	—	27,674	1.50%	September 20, 2013
	$132,000	—	47,122
Total		$—	$177,209
____________________

(1)	Our term debt securitizations incurred interest based on one-month LIBOR, which was 0.21% as of December 31, 2012.

(2)	We repurchased certain bonds from third party investors at fair market value. The tables reflect outstanding debt to third party investors, and therefore, eliminate the portions of debt owned by us.

Convertible Debt
We have issued convertible debentures as part of our financing activities. Our 7.25% senior subordinated convertible debentures due 2037 (originally issued in July 2007) were repurchased in full during 2012 and extinguished, leaving no remaining convertible debentures.
For the three and nine months ended September 30, 2013 and 2012, the interest expense recognized on our convertible debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Interest expense recognized on:
Contractual interest coupon	$—	$72	$—	$1,006
Amortization of deferred financing fees	—	1	—	7
Amortization of debt discount	—	5	—	66
Total interest expense recognized	$—	$78	$—	$1,079
Effective interest rate on the liability component:
7.25% senior subordinated convertible debentures due 2037 (1)	—%	—%	—%	—%
____________________
(1)    Repurchased in full during 2012.

Subordinated Debt
We have issued subordinated debt to statutory trusts (“TP Trusts”) that are formed for the purpose of issuing preferred securities to outside investors, which we refer to as Trust Preferred Securities (“TPS”). We generally retained 100% of the common

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
In March 2012, we purchased an aggregate of $26.1 million of preferred securities from our TP Trusts 2005-1 and 2006-4 at a discount from liquidation value. As a result of this purchase, the related subordinated debt of $26.1 million was exchanged and canceled during the three months ended June 30, 2012, and we recognized a related pre-tax gain of $8.1 million on the extinguishment of debt.
FHLB SF Borrowings and FRB Credit Program
The Bank is a member of the FHLB SF. As of September 30, 2013 and December 31, 2012, the Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Borrowing capacity	$892,659	$841,309
Less: outstanding principal	(590,000)	(595,000)
Less: outstanding letters of credit	(150)	(300)
Unused borrowing capacity	$302,509	$246,009

The Bank is an approved depository institution under the primary credit program of the FRB of San Francisco's discount window and is eligible to borrow from the FRB for short periods, generally overnight. As of September 30, 2013 and December 31, 2012, collateral with amortized costs of $70.2 million and $87.0 million, respectively, and fair values of $70.4 million and $88.4 million, respectively, had been pledged under this program. As of September 30, 2013 and December 31, 2012, there were no borrowings outstanding.

Note 8. Shareholders' Equity
Common Stock Shares Outstanding
Common stock share activity for the nine months ended September 30, 2013 was as follows:

Outstanding as of December 31, 2012	209,551,674
Repurchase of common stock	(15,002,800)
Exercise of options	1,707,824
Restricted stock activity	688,263
Outstanding as of September 30, 2013	196,944,961

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income, net
Accumulated other comprehensive income, net, as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013
	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance as of January 1, 2013	$24,650	$—	$24,650
Other comprehensive loss before reclassifications, net of tax benefit of $7.3 million (1)	(6,046)	—	(6,046)
Amounts reclassified from accumulated other comprehensive income, net (2)	298	—	298
Other comprehensive loss, net of tax benefit of $7.3 million	(5,748)	—	(5,748)
Ending balance as of September 30, 2013	$18,902	$—	$18,902

(1)	Gross amount included in Investment securities interest income, with related tax impact included in Deferred tax assets, net.

(2)	Gross amount included in Other non-interest expense, net, with no related tax impact.

	December 31, 2012
	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance as of January 1, 2012	$19,055	$351	$19,406
Other comprehensive income before reclassifications, net of tax benefit of $1.5 million (1)	7,303	—	7,303
Amounts reclassified from accumulated other comprehensive income, net of tax (benefit) expense of $(0.7) million and $350.5 thousand, respectively (2)	(1,708)	(351)	(2,059)
Other comprehensive income (loss), net of tax (benefit) expense of $(2.2) million and $350.5 thousand, respectively	5,595	(351)	5,244
Ending balance as of December 31, 2012	$24,650	$—	$24,650

(1)	Gross amount included in Investment securities interest income, with related tax impact included in Deferred tax assets, net.

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
In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. During 2012, we reversed a significant portion of the valuation allowance, and such reversal was recorded as a benefit in our income tax expenses. The deferred tax asset was evaluated based on our evaluation of the available positive and negative evidence, including the associated character and jurisdiction of the deferred tax asset along with our ability to realize the deferred tax asset. A valuation allowance remains in effect with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods. As of September 30, 2013 and December 31, 2012, the valuation allowance was $123.1 million and $128.6 million, respectively.
Consolidated income tax expense for the three months ended September 30, 2013 and 2012 was $14.8 million and $18.0 million, respectively. The tax expense for the three months ended September 30, 2013 was primarily due to tax expense on the pre-tax income offset by the tax benefit resulting from the resolution of an IRS examination for the 2006-2008 tax years. The tax expense for the three months ended September 30, 2012 was primarily the result of tax expense on the pre-tax income. Consolidated

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

income tax expense (benefit) for the nine months ended September 30, 2013 and 2012 was $53.8 million and $(296.3) million, respectively. Consolidated income tax expense for the nine months ended September 30, 2013 was primarily due to the tax expense on the pre-tax book income offset by the tax benefit resulting from the resolution of an IRS examination for the 2006-2008 tax years. The tax benefit recorded for the nine months ended September 30, 2012 was caused primarily by the reversal of a large portion of the valuation allowance against our deferred tax assets.
The effective income tax rate on our consolidated net income was 23.5% and 36.7% for the three months ended September 30, 2013 and 2012, respectively, and the effective income tax rate on our consolidated net income was 33.6% and (201.3)% for the nine months ended September 30, 2013 and 2012, respectively.
We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2012. We are currently under examination by certain state jurisdictions for the tax years 2006 to 2011.

Note 10. Net Income Per Share
The computations of basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands, except per share data)
Net income	$48,398	$31,047	$106,369	$443,534
Average shares - basic	193,099,993	219,664,637	195,606,073	229,091,849
Effect of dilutive securities:
Option shares	2,502,473	2,383,884	2,476,263	2,333,940
Stock units and unvested restricted stock	2,854,529	4,392,773	2,620,665	4,286,733
Average shares - diluted	198,456,994	226,441,294	200,703,002	235,712,522
Basic net income per share	$0.25	$0.14	$0.54	$1.94
Diluted net income per share	$0.24	$0.14	$0.53	$1.88

The weighted average shares that have an anti-dilutive effect in the calculation of diluted net income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock units	—	5,881	—	7,433
Stock options	454,994	793,571	496,908	1,099,851
Unvested restricted stock	—	2,645	—	197,131

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, the Bank must be “well-capitalized” and at all times have a minimum total risk-based capital ratio of 15%, a minimum Tier 1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. The Bank's ratios and the minimum requirements as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013				December 31, 2012
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Tier 1 Leverage	$1,044,933	13.55%	$385,564	5.00%	$933,837	13.06%	$357,443	5.00%
Tier 1 Risk-Based Capital	1,044,933	15.02	417,366	6.00	933,837	15.24	367,651	6.00
Total Risk-Based Capital	1,132,146	16.28	1,043,415	15.00	1,010,746	16.50	919,128	15.00

Note 12. Commitments and Contingencies
As of September 30, 2013 and December 31, 2012, we had committed lending arrangements to our borrowers of approximately $7.8 billion and $7.4 billion, respectively, of which approximately $1.0 billion were unfunded. As of September 30, 2013 and December 31, 2012, the Bank had total unfunded commitments of $980.3 million and $922.4 million, respectively. As of September 30, 2013 and December 31, 2012, the Parent Company had total unfunded commitments of $47.9 million and $88.5 million, respectively. Our failure to satisfy our full contractual funding commitment to one or more of our borrowers could create a breach of contract, expose us to lender liability claims and damage our reputation in the marketplace, which could have a material adverse effect on our business.
We have non-cancelable operating leases for office space and office equipment, which expire over the next twelve years and contain provisions for certain annual rental escalations, if any. We have committed to contribute up to an additional $3.8 million to 14 private equity funds.
We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of September 30, 2013 and December 31, 2012, we had issued $43.2 million and $54.2 million, respectively, in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have posted cash and investment securities as collateral under these arrangements.
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

Note 13.  Derivative Instruments
We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of September 30, 2013 and December 31, 2012, none of our derivatives were designated as hedging instruments pursuant to GAAP.
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
In connection with our term debt securitizations which were extinguished as of September 30, 2013, we had entered into basis swaps to eliminate risk between our LIBOR-based securitizations and the prime-based loans pledged as collateral for that debt. Those basis swaps modified our exposure to interest rate risk by converting our prime rate loans to a one-month LIBOR rate.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The objective of that swap activity was to protect us from risk that interest collected under the prime rate loans was not sufficient to service the interest due under the one-month LIBOR-based term debt.
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of September 30, 2013, the gross positive fair value of derivative financial instruments was $0.6 million. As a result of our master netting arrangements, we had no exposure to this positive fair value as we are in a net liability position as of September 30, 2013.
We report our derivatives at fair value on a gross basis irrespective of our master netting arrangements. We held no collateral against our derivatives in asset positions as of September 30, 2013 and December 31, 2012. For derivatives that were in a liability position, we had posted no collateral as of September 30, 2013 and $1.5 million collateral as of December 31, 2012. As of September 30, 2013, we also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at the Bank.
During the three months ended September 30, 2013, we had no termination activity on our swap contracts. During the nine months ended September 30, 2013, we had $4.7 million of interest rate swaps that were terminated in conjunction with calling the two remaining securitizations.
As of September 30, 2013 and December 31, 2012, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

	September 30, 2013			December 31, 2012
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Other Assets	Other Liabilities		Other Assets	Other Liabilities
	($ in thousands)
Interest rate contracts	$—	$—	$—	$6,712	$—	$11
Foreign exchange contracts	54,758	587	826	34,553	—	471
Total	$54,758	$587	$826	$41,265	$—	$482

The gains and losses on our derivative instruments recognized during the three and nine months ended September 30, 2013 and 2012, as well as the locations of such gains and losses in our audited consolidated statements of operations were as follows:

	Location	Gain (Loss) Recognized in Income During the Three Months Ended September 30,		Gain (Loss) Recognized in Income During the Nine Months Ended September 30,
		2013	2012	2013	2012
		($ in thousands)
Interest rate contracts	(Loss) gain on derivatives, net	$1,567	$(2)	$(233)	$339
Foreign exchange contracts	Gain (loss) on derivatives, net	(1)	(976)	7	(988)
Total		$1,566	$(978)	$(226)	$(649)

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
Investment Securities, Available-for-Sale
Investment securities, available-for-sale, consist of Agency MBS, Non-agency MBS, agency asset-backed securities, non-agency asset-backed securities, an equity security and CLOs that are carried at fair value on a recurring basis and classified as available-for-sale securities. Fair value adjustments on these investments are generally recorded through other comprehensive income. However, if impairment on an investment, available-for-sale is deemed to be other-than-temporary, all or a portion of the fair value adjustment may be reported in earnings. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. These securities are primarily classified within Level 2 of the fair value hierarchy. No available for sale securities were transferred from or into Level 3 during the nine months ended September 30, 2013.
Investment Securities, Held-to-Maturity
Investment securities, held-to-maturity consists of CMBS and CLOs. These securities are generally recorded at amortized cost, but are recorded at fair value on a non-recurring basis to the extent we record an OTTI on the securities. Fair value measurements are determined using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads.
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Impaired collateral dependent commercial real estate loans for which ultimate collection depends solely on the sale of the collateral are charged off to the estimated fair value of the collateral less estimated costs to sell. For certain of these loans, we charged off to an amount different than the value indicated by the most recent appraisal; this was primarily the result of the appraisal being outdated. As of September 30, 2013 and December 31, 2012, we charged off an additional $30.7 million, net, and $32.2 million, net, respectively, in loan balances compared with amounts that would have been charged off based on the most recent appraised values of the collateral.
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
As of September 30, 2013, $36.2 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data.
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FHLB SF Stock
Our investment in FHLB SF stock is recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but may be sold back to the FHLB SF at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB SF and its overall financial condition. No impairment losses on our investment in FHLB SF stock have been recorded through September 30, 2013.
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
Real Estate Owned and Other Foreclosed Assets ("REO")
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Carried at Fair Value on a Recurring Basis
Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of September 30, 2013 were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$838,182	$—	$838,182	$—
Asset-backed securities	3,600	—	3,600	—
Collateralized loan obligations	26,210	—	—	26,210
Equity securities	5,481	5,481	—	—
Non-agency MBS	22,391	—	22,391	—
SBA asset-backed securities	15,708	—	15,708	—
Total investment securities, available-for-sale	911,572	5,481	879,881	26,210
Other assets held at fair value
Derivative assets	587	—	587	—
Total Assets	$912,159	$5,481	$880,468	$26,210
Liabilities
Other liabilities held at fair value:
Derivative liabilities	$826	$—	$826	$—

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2012 were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$983,521	$—	$983,521	$—
Asset-backed securities	9,592	—	9,592	—
Collateralized loan obligation	26,250	—	—	26,250
Non-agency MBS	41,347	—	41,347	—
SBA asset-backed securities	18,315	—	18,315	—
Total assets	$1,079,025	$—	$1,052,775	$26,250
Liabilities
Derivative liabilities	$482	$—	$482	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the fair values of assets and liabilities carried at fair value for the nine months ended September 30, 2013 that have been classified in Level 3 of the fair value hierarchy was as follows:

Investment Securities, Available-for-Sale
Collateralized Loan Obligation
($ in thousands)
Balance as of January 1, 2013	$26,250
Realized and unrealized gains:
Included in income	2,299
Included in other comprehensive income, net	(344)
Total realized and unrealized gains	1,955
Transfers to/from Level 3
Transfers into Level 3	—
Transfers out of Level 3	—
Total Level 3 transfers	—
Sales, issuances, and settlements:
Sales	—
Issuances	—
Settlements	(1,995)
Total sales, issuances, and settlements	(1,995)
Balance as of September 30, 2013	$26,210

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three and nine months ended September 30, 2013 and 2012, reported in interest income and loss on investments, net were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Interest Income		Loss on Investments, Net		Interest Income		Loss on Investments, Net
	2013	2012	2013	2012	2013	2012	2013	2012
	($ in thousands)
Total gains (losses) included in earnings for the period	$841	$1,390	$(61)	$(140)	$2,504	$3,018	$(204)	$(1,241)
Unrealized gains (losses) relating to assets still held at reporting date	841	695	(61)	—	2,504	2,312	(204)	—

Assets Carried at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets, including related transaction costs, for which nonrecurring fair value adjustments were recorded as of September 30, 2013 and December 31, 2012, classified by their position in the fair value hierarchy.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2013				December 31, 2012
	Fair Value Measurement as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Loans held for sale	$3,474	$—	$3,474	$—	$1,000	$—	$1,000	$—
Loans held for investment	4,834	—	—	4,834	9,287	—	—	9,287
Investments carried at cost	785	—	777	8	597	—	571	26
Real estate owned	3,148	—	426	2,722	6,178	—	1,844	4,334
Total assets	$12,241	$—	$4,677	$7,564	$17,062	$—	$3,415	$13,647

The net losses (gains) of the assets resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Assets
Loans held for sale	$697	$397	$1,781	$397
Loans held for investment	1,617	2,343	4,010	23,317
Investments carried at cost	320	492	767	5,192
Investments accounted for under the equity method	—	1	—	1
Real estate owned	168	1,433	2,063	3,419
Total net loss from nonrecurring measurements	$2,802	$4,666	$8,621	$32,326

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2013 a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of September 30, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	($ in thousands)
Assets
Collateralized loan obligation	$26,210	Third-Party Pricing	Marketability Discount	N/A(1)
			Illiquidity Discount	N/A(1)

Loans held for investment
Services	2,724	Market and Income Approach	EBITDA Multiple	3.0 x
			Capitalization Rate	40.0%

Commercial Real Estate	2,110	Market and Income Approach	Price Per Square Foot	$22 - $1,638 ($338)
			Room Revenue Multiple	2.25x
			Illiquidity Discount	36.0%
			Marketability Discount	10.0% - 60.0% (34.4%)
			Capitalization Rate	9.0% - 11.0% (10.5%)
Total loans held for investment	4,834

Investments carried at cost	8	Market Approach	EBITDA Multiple	8.0 x
			Illiquidity Discount	25.0%

Real estate owned	2,722	Market and Income Approach	Marketability Discount	9.2% - 79.8% (56.0%)
			Price Per Square Foot	$47.50 - $727.05 ($712.63)
			Room Revenue Multiple	2.2x - 2.4x (2.2x)
			Capitalization Rate	11.0%
	$33,774
______________________

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below provides fair value estimates for our financial instruments as of September 30, 2013 and December 31, 2012, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	September 30, 2013					December 31, 2012
	Carrying Value	Fair Value				Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Cash and cash equivalents	$431,457	$431,457	$—	$—	$431,457	$299,086	$299,086	$—	$—	$299,086
Restricted cash	59,635	59,635	—	—	59,635	104,044	104,044	—	—	104,044
Loans held for sale	13,977	—	14,370	—	14,370	22,719	—	22,723	—	22,723
Loans held for investment, net	6,424,044	—	—	6,338,158	6,338,158	6,021,957	—	—	5,953,226	5,953,226
Investments carried at cost	18,792	—	2,353	44,897	47,250	23,963	—	—	61,742	61,742
Investments accounted for under the equity method	35,979	1,449	12,397	23,000	36,846	36,400	1,087	12,372	24,055	37,514
Investment securities, held-to-maturity	122,262	—	123,015	—	123,015	108,233	—	111,388	—	111,388
Liabilities:
Deposits	6,051,411	919,359	5,138,414	—	6,057,773	5,579,270	962,851	4,626,715	—	5,589,566
FHLB SF Borrowings	590,000	—	600,397	—	600,397	595,000	—	614,062	—	614,062
Term debt	—	—	—	—	—	177,188	—	—	146,548	146,548
Subordinated debt	411,599	—	308,699	—	308,699	410,738	—	273,141	—	273,141
Loan commitments and letters of credit	—	—	21,854	—	21,854	—	—	—	21,559	21,559

Note 15. Segment Data
For the nine months ended September 30, 2013 and 2012, we operated as two reportable segments: the Bank and Other Commercial Finance. The Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company.
The financial results of our operating segments as of and for the three months ended September 30, 2013 were as follows:

	Three Months Ended September 30, 2013
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$107,810	$4,598	$310	$112,718
Interest expense	16,106	2,538	—	18,644
Loan and lease loss provision (recovery)	2,230	(3,299)	—	(1,069)
Non-interest income	16,039	3,401	(3,732)	15,708
Non-interest expense	42,101	9,510	(3,997)	47,614
Net income (loss) before income taxes	63,412	(750)	575	63,237
Income tax expense (benefit)	25,015	(10,176)	—	14,839
Net income (loss)	$38,397	$9,426	$575	$48,398
Total assets as of September 30, 2013	$7,913,564	$850,363	$(9,008)	$8,754,919
Total assets as of December 31, 2012	$7,371,643	$1,190,044	$(12,682)	$8,549,005

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The financial results of our operating segments for the three months ended September 30, 2012 were as follows:

	Three Months Ended September 30, 2012
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$99,807	$16,899	$(1,472)	$115,234
Interest expense	15,521	3,992	—	19,513
Loan and lease loss provision	273	8,686	—	8,959
Non-interest income	13,585	1,439	(5,727)	9,297
Non-interest expense	39,964	13,037	(5,992)	47,009
Net income (loss) before income taxes	57,634	(7,377)	(1,207)	49,050
Income tax expense (benefit)	23,782	(5,779)	—	18,003
Net income (loss)	$33,852	$(1,598)	$(1,207)	$31,047

The financial results of our operating segments for the nine months ended September 30, 2013 were as follows:

	Nine Months Ended September 30, 2013
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$311,403	$20,474	$2,341	$334,218
Interest expense	46,327	8,954	—	55,281
Loan and lease loss provision	12,438	3,830	—	16,268
Non-interest income	44,688	9,271	(13,485)	40,474
Non-interest expense	124,412	31,394	(12,842)	142,964
Net income (loss) before income taxes	172,914	(14,433)	1,698	160,179
Income tax expense (benefit)	69,804	(15,994)	—	53,810
Net income (loss)	$103,110	$1,561	$1,698	$106,369

The financial results of our operating segments for the nine months ended September 30, 2012 were as follows:

	Nine Months Ended September 30, 2012
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$294,539	$62,579	$(3,825)	$353,293
Interest expense	46,974	13,561	—	60,535
Loan and lease loss provision	14,745	15,822	—	30,567
Non-interest income	42,252	6,524	(19,479)	29,297
Non-interest expense	124,307	40,226	(20,274)	144,259
Net income (loss) before income taxes	150,765	(506)	(3,030)	147,229
Income tax expense (benefit)	62,047	(358,352)	—	(296,305)
Net income	$88,718	$357,846	$(3,030)	$443,534

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2012, included in our Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our pending merger between the Company and PacWest, interest spread and asset yield, CapitalSource Bank net interest margin, CapitalSource Bank and Parent Company liquidity, expectation about the deferred tax asset valuation allowance reversal, expectation about additional deferred tax asset valuation allowance reversal, and interest rate risk management. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, including statements about the pending merger between the Company and PacWest, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: the ability to complete the pending merger between the Company and PacWest, including obtaining regulatory approvals and approval by the stockholders of PacWest and the Company, or any future transaction, successfully integrate the companies following completion of the merger or achieve expected beneficial synergies and/or operating efficiencies, in each case within expected time-frames or at all; the possibility that regulatory approvals may not be received on expected timeframes or at all; the possibility that personnel changes in connection with the merger may not proceed as planned; the possibility that the cost of additional capital may be more than expected; changes in the Company’s stock price before completion of the merger, including as a result of the financial performance of PacWest prior to closing; the reaction to the merger of the companies’ customers, employees and counterparties; competitive and other market pressures on product pricing and services; unfavorable changes in asset mix; changes in loan repayment levels due to negative impact of rate changes to discounts and premiums; change in interest rates and lending spreads; compression of spreads on newly originated loans; higher than anticipated payoff levels; changes in our loan product could further compress NIM; continued or worsening credit losses, charge-offs, reserves and delinquencies; changes in economic or market conditions; reduced demand for our services; our inability to grow deposits and access wholesale funding sources; regulatory safety and soundness considerations; the success and timing of other business strategies and asset sales; drawdown of Parent Company unfunded commitments substantially in excess of historical drawings; lower than expected Parent Company's recurring tax basis income; lower than expected taxable income at CapitalSource Bank for which CapitalSource Bank has to reimburse the Parent Company for income tax expenses in accordance with the tax sharing agreement; higher than anticipated capital needs due to strategic or regulatory reasons; CapitalSource Bank dividend payment to the Parent Company is less than expected; changes in tax laws or regulations affecting our business; tax planning or disallowance of tax benefits by tax authorities; risks related to the timing of the recoverability of the deferred tax asset, which is subject to considerable judgment; expiration of carry forwards before utilization; changes in the forward yield curve; increases or decreases in market interest rates; changes in the relationship between yields on investments and loans repaid and yields on assets reinvested; and other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-Q and documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

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

As of September 30, 2013, we had total assets of $8.8 billion, total loans of $6.6 billion, total deposits of $6.1 billion and stockholders' equity of $1.6 billion.
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
For the nine months ended September 30, 2013 and 2012, we operated as two reportable segments: the Bank and Other Commercial Finance. The Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. For additional information, see Note 15, Segment Data.

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
Our business focus includes operating the Bank. As of September 30, 2013 and 2012, the Bank had $7.9 billion and $7.3 billion of assets, respectively. In the third quarter of 2013, the Bank's loan portfolio grew by approximately $174.1 million or 2.7%, while the loan portfolio of the Parent Company decreased by $116.6 million or 45.3%; resulting in net loan growth of $57.5 million. Non-performing assets as of September 30, 2013 were $44.4 million, or 0.6% of total assets, a decrease of $3.9 million from December 31, 2012. The allowance for loan losses as of September 30, 2013 was $105.5 million or 1.6% of loans compared to $98.9 million or 1.8% of loans as of December 31, 2012.
The Bank net interest margin for the three months ended September 30, 2013 increased to 4.86% as the loan portfolio grew, however, the margin was partially offset by lower portfolio yields. We anticipate that the net interest margin will remain relatively flat as compared to the third quarter. Net interest margin was 4.79%, 5.08%, 4.84% and 4.97% for the three months ended June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.

Consolidated Results of Operations
We compared our consolidated operating results for the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)
Interest income	$112,718	$115,234	(2.2)%	$334,218	$353,293	(5.4)%
Interest expense	18,644	19,513	(4.5)	55,281	60,535	(8.7)
Loan and lease loss (recovery) provision	(1,069)	8,959	(111.9)	16,268	30,567	(46.8)
Non-interest income	15,708	9,297	69.0	40,474	29,297	38.2
Non-interest expense	47,614	47,009	1.3	142,964	144,259	(0.9)
Income tax expense (benefit)	14,839	18,003	(17.6)	53,810	(296,305)	118.2
Net income	48,398	31,047	55.9%	106,369	443,534	(76.0)%

Three Months Ended September 30, 2013 and 2012
The significant factors influencing our consolidated results of operations for the three months ended September 30, 2013, compared to the three months ended September 30, 2012 include a decrease in interest income and interest expense, a decrease in the loan and lease loss provision, an increase in non-interest income, and a decrease in provision for income taxes. Interest income decreased from $115.2 million during three months ended September 30, 2012 to $112.7 million during the three months ended September 30, 2013 due to lower yields on our loan portfolio and investment securities available-for-sale portfolio. The loan and lease loss provision decreased from $9.0 million for the three months ended September 30, 2012 to $(1.1) million for the three months ended September 30, 2013 due to an improvement in our overall portfolio credit profile with reserve releases and reversals related to loans at the Parent. Non-interest income increased primarily due to gains on sale of assets, leased equipment income and loan fees. The provision for income tax decreased $3.2 million primarily due to the tax expense on the pre-tax book income offset by the tax benefit resulting from the resolution of an IRS examination for the 2006-2008 tax years.
Nine Months Ended September 30, 2013 and 2012
The significant factors influencing our consolidated results of operations for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012 include an increase in net income tax expense, a decrease in interest income and a decrease in loan and lease loss provision. Consolidated income tax expense for the nine months ended September 30, 2013 and 2012 was $53.8 million and $(296.3) million, respectively. The $350.1 million increase in income tax expense was primarily the result of the release of the deferred tax valuation allowance during the nine months ended September 30, 2012, that was not repeated in 2013. Interest income decreased from $353.3 million during nine months ended September 30, 2012 to $334.2 million during the nine months ended September 30, 2013 due to lower yields on our loan portfolio and investment securities available-for-sale portfolio. The loan and lease loss provision decreased from $30.6 million for the nine months ended September 30, 2012 to $16.3 million for the nine months ended September 30, 2013 due to an improvement in our overall portfolio credit profile with reserve releases and reversals related to loans at the Parent Company.
Our consolidated yields on interest-earning assets and the costs of interest-bearing liabilities for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income / (Expense)	Yield / Rate	Average Balance	Interest Income / (Expense)	Yield / Rate
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$193,192	$131	0.27%	$379,550	$351	0.37%
Investment securities	1,076,245	8,003	2.95%	1,228,007	9,784	3.17%
Loans (1)	6,531,395	104,211	6.33%	5,995,021	105,066	6.97%
Other assets	31,417	373	4.71%	28,110	33	0.47%
Total interest-earning assets	$7,832,249	$112,718	5.71%	$7,630,688	$115,234	6.01%
Interest-bearing liabilities:
Deposits	$5,963,151	$13,407	0.89%	$5,469,501	$12,738	0.93%
Other borrowings	1,043,295	5,237	1.99%	1,219,045	6,775	2.21%
Total interest-bearing liabilities	$7,006,446	$18,644	1.06%	$6,688,546	$19,513	1.16%
Net interest income/spread (2)		$94,074	4.65%		$95,721	4.85%
Net interest margin			4.77%			4.99%
________________________

(1)	Average loan balances are net of deferred fees and discounts on loans. Non-accrual loans have been included in the average loan balances for the purpose of this analysis.

(2)
Net interest income is defined as the difference between total interest income and total interest expense. Net yield on interest-earning assets is defined as net interest-earnings divided by average total interest-earning assets.

Our consolidated yields on interest-earning assets and the costs of interest-bearing liabilities for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income / (Expense)	Yield / Rate	Average Balance	Interest Income / (Expense)	Yield / Rate
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$247,984	$464	0.25%	$370,954	$1,015	0.37%
Investment securities	1,090,766	24,936	3.06%	1,257,518	29,737	3.16%
Loans (1)	6,291,134	308,046	6.55%	5,930,657	322,437	7.26%
Other assets	29,325	772	3.52%	27,913	104	0.50%
Total interest-earning assets	$7,659,209	$334,218	5.83%	$7,587,042	$353,293	6.22%
Interest-bearing liabilities:
Deposits	$5,796,560	$38,260	0.88%	$5,347,534	$38,669	0.97%
Other borrowings	1,068,301	17,021	2.13%	1,271,751	21,866	2.30%
Total interest-bearing liabilities	$6,864,861	$55,281	1.08%	$6,619,285	$60,535	1.22%
Net interest income/spread (2)		$278,937	4.75%		$292,758	5.00%
Net interest margin			4.87%			5.15%
________________________

(1)	Average loan balances are net of deferred fees and discounts on loans. Non-accrual loans have been included in the average loan balances for the purpose of this analysis.

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
In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. During 2012, we reversed a significant portion of the valuation allowance, and such reversal was recorded as a benefit in our income tax expenses. The deferred tax asset was evaluated based on our evaluation of the available positive and negative evidence with respect to our ability to realize the deferred tax asset, including the associated character and jurisdiction of the deferred tax asset. A valuation allowance remains in effect with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods. As of September 30, 2013 and December 31, 2012, the valuation allowance was $123.1 million and $128.6 million, respectively.
Consolidated income tax expense for the three months ended September 30, 2013 and 2012 was $14.8 million and $18.0 million, respectively. The tax expense for the three months ended September 30, 2013 was primarily due to tax expense on the pre-tax income offset by the tax benefit resulting from the resolution of an IRS examination for the 2006-2008 tax years. The tax expense for the three months ended September 30, 2012 was primarily the result of tax expense on the pre-tax income. Consolidated income tax expense (benefit) for the nine months ended September 30, 2013 and 2012 was $53.8 million and $(296.3) million, respectively. Consolidated income tax expense for the nine months ended September 30, 2013 was primarily due to the tax expense on the pre-tax book income offset by the tax benefit resulting from the resolution of an IRS examination for the 2006-2008 tax years. The tax benefit recorded for the nine months ended September 30, 2012 was caused primarily by the reversal of a large portion of the valuation allowance against our deferred tax assets.

CapitalSource Bank Segment
We compared our Bank segment operating results for the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)
Interest income	$107,810	$99,807	8.0%	$311,403	$294,539	5.7%
Interest expense	16,106	15,521	3.8	46,327	46,974	(1.4)%
Loan and lease loss provision	2,230	273	716.8	12,438	14,745	(15.6)%
Non-interest income	16,039	13,585	18.1	44,688	42,252	5.8%
Non-interest expense	42,101	39,964	5.3	124,412	124,307	0.1%
Income tax expense	25,015	23,782	5.2	69,804	62,047	12.5%
Net income	38,397	33,852	13.4%	103,110	88,718	16.2%

Interest Income
Three Months Ended September 30, 2013 and 2012
Total interest income increased to $107.8 million for the three months ended September 30, 2013 from $99.8 million for the three months ended September 30, 2012, with an average yield on interest-earning assets of 5.72% for the three months ended September 30, 2013 compared to 5.88% for the three months ended September 30, 2012. During the three months ended September 30, 2013 and 2012, interest income on loans was $100.5 million and $91.4 million, respectively, yielding 6.30% and 6.95% on average loan balances of $6.3 billion and $5.2 billion, respectively. The decrease in loan yield is primarily made-up of a 37 basis point decrease from lower loan and lease yields, a 25 basis point decrease due to lower discount accretion, a 6 basis point decrease due to lower deferred loan fee amortization, offset by a 3 basis point increase due to non-accrual interest on loans and other yield factors.
Included in the lower loan yield analysis above, interest income of $1.1 million and $1.9 million during the three months ended September 30, 2013 and 2012, respectively, was not recognized for loans on non-accrual status which negatively impacted the yield on loans by 0.07% and 0.16%, respectively. During the three months ended September 30, 2013 and 2012, $0.2 million and $0.1 million of interest was collected on loans previously on non-accrual status and recognized in interest income, respectively.
During the three months ended September 30, 2013 and 2012, interest income from our investments, including available-for-sale and held-to-maturity securities, was $6.9 million and $8.1 million, yielding 2.63% and 2.68% on average balances of $1.0 billion and $1.2 billion, respectively. The average balances of investment securities available-for-sale and held-to-maturity decreased as a result of sales and maturities of securities which we did not fully replace due to loan growth and associated liquidity needs. The investment yield decrease is primarily due to a 41 basis point decrease resulting from relatively higher yielding securities paying down and purchasing new securities at lower yields, offset by an 36 basis point increase due to lower premium amortization attributable to slower projected prepayment speeds on our available-for-sale MBS. As a result, total interest income on investments decreased $1.2 million which was due to a $0.7 million decrease in interest income from available-for-sale securities, plus a $0.5 million decrease in interest income from held-to-maturity securities.
During the three months ended September 30, 2013, we purchased no available-for-sale securities and no held-to-maturity securities while $72.4 million and $0.3 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. During the three months ended September 30, 2012, we purchased $26.0 million of available-for-sale securities and no held-to-maturity securities while $80.5 million and $0.9 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.
During the three months ended September 30, 2013 and 2012, interest income on cash and cash equivalents was $64 thousand and $0.3 million, respectively, yielding 0.33% and 0.39% on average balances of $78.1 million and $286.3 million, respectively.
Nine Months Ended September 30, 2013 and 2012
Total interest income increased to $311.4 million for the nine months ended September 30, 2013 from $294.5 million for the nine months ended September 30, 2012, with an average yield on interest-earning assets of 5.77% for the nine months ended September 30, 2013 compared to 5.96% for the nine months ended September 30, 2012. During the three months ended September 30, 2013 and 2012, interest income on loans was $288.5 million and $267.9 million, respectively, yielding 6.47% and 7.09% on average loan balances of $6.0 billion and $5.0 billion, respectively. The decrease in loan yield is primarily made up of a 43 basis point decrease from lower loan and lease yields, a 22 basis point decrease due to lower discount accretion, offset by a 3 basis point increase due to changes in non-accrual interest and other factors.
Included in the lower loan yield analysis above, interest income of $3.2 million and $6.6 million during the nine months ended September 30, 2013 and 2012, respectively, was not recognized for loans on non-accrual status which negatively impacted the yield on loans by 0.04% and 0.19%, respectively. During the nine months ended September 30, 2013 and 2012, nine months ended September 30, 2013, $0.4 million and $0.9 million of interest was collected on loans previously on non-accrual status and recognized in interest income, respectively.
During the nine months ended September 30, 2013 and 2012, interest income from our investments, including available-for-sale and held-to-maturity securities, was $21.7 million and $25.6 million, yielding 2.74% and 2.78% on average balances of $1.1 billion and $1.2 billion, respectively. The average balances of investment securities available-for-sale and held-to-maturity decreased as a result of sales and maturities of securities which we did not fully replace due to loan growth and associated liquidity needs. The investment yield change is primarily due to a 37 basis point decrease resulting from relatively higher yielding securities paying down and purchasing new securities at lower yields, offset by an 11 basis point increase resulting from accelerated discount amortization of a held-to-maturity commercial mortgage-backed security ("CMBS") from its prepayment and a 22 basis point increase due to lower premium amortization attributable to slower projected prepayment speeds on our available-for-sale MBS. As a result, total interest income on investments decreased $3.9 million attributed to an $4.1 million decrease in interest income from available-for-sale securities, offset by a $0.2 million increase in interest income from held-to-maturity securities.
During the nine months ended September 30, 2013, we purchased $117.6 million available-for-sale securities and $47.9 million of held-to-maturity securities while $270.9 million and $29.1 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. During the nine months ended September 30, 2012, we purchased $175.4 million of available-for-sale securities and no held-to-maturity securities while $260.3 million and $4.9 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.
During the nine months ended September 30, 2013 and 2012, interest income on cash and cash equivalents was $0.4 million and $0.9 million, respectively, yielding 0.29% and 0.41% on average balances of $166.1 million and $293.5 million, respectively.

Interest Expense
Three Months Ended September 30, 2013 and 2012
Total interest expense increased slightly by $0.6 million to $16.1 million for the three months ended September 30, 2013 from $15.5 million for the three months ended September 30, 2012. The increase was primarily due to an increase in average balances of interest-bearing liabilities of $6.6 billion and $6.1 billion as of September 30, 2013 and 2012, respectively, which consisted of deposits and borrowings. This increase was mostly offset by a decrease in the average cost of interest-bearing liabilities of 0.97% and 1.02% for the three months ended September 30, 2013 and 2012, respectively. The lower cost of interest-bearing liabilities was the result of a lower interest rate environment as higher interest bearing rate liabilities were replaced at lower interest rates.
Our interest expense on deposits for the three months ended September 30, 2013 and 2012 was $13.4 million and $12.7 million with an average cost of deposits of 0.89% and 0.93% on average balances of $6.0 billion and $5.5 billion, respectively. Despite the net decrease in average cost of deposits from the three months ended September 30, 2012 to 2013, the cost of deposits has increased slightly from the prior quarter as the average balances rose over the period. During the three months ended September 30, 2013, $1.5 billion of our time deposits matured with a weighted average interest rate of 0.87% and $1.6 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.93%. During the three months ended September 30, 2012, $1.1 billion of our time deposits matured with a weighted average interest rate of 0.96%, and $1.3 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.86%.
During the three months ended September 30, 2013, our interest expense on borrowings, consisting of FHLB SF borrowings, was $2.7 million with an average cost of 1.69% on an average balance of $632.6 million. The primary reason for using FHLB SF borrowings as a funding source is to manage interest rate risk and the secondary reason is to provide a source of liquidity. For the three months ended September 30, 2013, there were no new term advances taken, a $5.0 million term advance matured with a rate of 1.20% and we maintained average overnight advances of $41.8 million with a weighted average rate of 0.12%. Our maximum overnight borrowing during the quarter was $100.0 million. At September 30, 2013, we had no overnight borrowings outstanding and the weighted average rates for FHLB SF term borrowings maturing within one year, one to five years, and greater than five years were 1.55%, 1.82% and 1.78%, respectively. Overall, the FHLB SF borrowing balance had a weighted-average life of 2.6 years. For the three months ended September 30, 2012, our interest expense on FHLB SF borrowings was $2.8 million with an average cost of 1.85% on an average balance of $597.7 million. For the three months ended September 30, 2012, there were $13.0 million in term advances taken with a weighted-average rate of 0.89%, $10.0 million of maturities with a weighted-average rate of 2.25% and no overnight advances.

Nine Months Ended September 30, 2013 and 2012
Total interest expense decreased $0.7 million to $46.3 million for the nine months ended September 30, 2013 from $47.0 million for the nine months ended September 30, 2012. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities of 0.97% and 1.06% for the nine months ended September 30, 2013 and 2012, respectively. The lower cost of interest-bearing liabilities was the result of a lower interest rate environment as higher interest bearing rate liabilities were replaced at lower interest rates. Interest expense decreased despite an increase in average balances of interest-bearing liabilities of $6.4 billion and $5.9 billion as of September 30, 2013 and 2012, respectively, which consisted of deposits and borrowings.
Our interest expense on deposits for the nine months ended September 30, 2013 and 2012 was $38.3 million and $38.7 million with an average cost of deposits of 0.88% and 0.97% on average balances of $5.8 billion and $5.3 billion, respectively. During the nine months ended September 30, 2013, $2.9 billion of our time deposits matured with a weighted average interest rate of 0.82% and $3.5 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.90%. During the nine months ended September 30, 2012, $4.2 billion of our time deposits matured with a weighted average interest rate of 1.01%, and $3.8 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.87%.
During the nine months ended September 30, 2013, our interest expense on borrowings, consisting of FHLB SF borrowings, was $8.1 million with an average cost of 1.76% on an average balance of $611.4 million. The primary reason for using FHLB SF borrowings as a funding source is to manage interest rate risk and the secondary reason is to provide a source of liquidity. For the nine months ended September 30, 2013, there were $23.0 million in term advances taken with a weighted-average rate of 0.87%, $28.0 million of term advances maturing with a weighted-average rate of 1.50%, and we maintained average overnight advances of $15.0 million with a weighted average rate of 0.12%. Our maximum overnight borrowing during the nine months ended September 30, 2013 was $100.0 million. For the nine months ended September 30, 2012, our interest expense on FHLB SF borrowings was $8.3 million with an average cost of 1.90% on an average balance of $583.8 million. For the nine months ended September 30, 2012, there were $98.0 million in advances taken with a weighted-average-rate of 1.02%, $48.0 million of maturities with a weighted-average-rate of 2.00% and no overnight advances.

Net Interest Margin
The yields on income earning assets and the costs of interest-bearing liabilities for this segment for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013			2012
	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$78,097	$64	0.33%	$286,328	$284	0.39%
Investment securities	1,044,070	6,922	2.63%	1,206,868	8,123	2.68%
Loans(1)	6,326,704	100,461	6.30%	5,231,242	91,367	6.95%
Other assets	31,418	363	4.58%	28,111	33	0.47%
Total interest-earning assets	$7,480,289	$107,810	5.72%	$6,752,549	$99,807	5.88%
Interest-bearing liabilities:
Deposits	$5,963,151	$13,407	0.89%	$5,469,501	$12,738	0.93%
Other borrowings	632,608	2,699	1.69%	597,674	2,783	1.85%
Total interest-bearing liabilities	$6,595,759	$16,106	0.97%	$6,067,175	$15,521	1.02%
Net interest income/spread		$91,704	4.75%		$84,286	4.86%
Net interest margin			4.86%			4.97%
_______________________________________

(1)	Loans balances are net of deferred loan fees and discounts.

The yields on income earning assets and the costs of interest-bearing liabilities for this segment for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013			2012
	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$166,131	$361	0.29%	$293,483	$906	0.41%
Investment securities	1,062,215	21,742	2.74%	1,229,735	25,626	2.78%
Loans(1)	5,963,288	288,540	6.47%	5,046,915	267,905	7.09%
Other assets	29,325	760	3.47%	27,912	102	0.49%
Total interest-earning assets	$7,220,959	$311,403	5.77%	$6,598,045	$294,539	5.96%
Interest-bearing liabilities:
Deposits	$5,796,560	$38,260	0.88%	$5,347,534	$38,669	0.97%
Other borrowings	611,374	8,067	1.76%	583,785	8,305	1.90%
Total interest-bearing liabilities	$6,407,934	$46,327	0.97%	$5,931,319	$46,974	1.06%
Net interest income/spread		$265,076	4.80%		$247,565	4.90%
Net interest margin			4.91%			5.01%
_______________________________________

(1)	Loans balances are net of deferred loan fees and discounts.

Loan and Lease Loss Provision
Our loan and lease loss provision is based on our evaluation of the adequacy of the existing allowance for losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our provision for loan and lease losses, see the Credit Quality and Allowance for Loan and Lease Losses section.

Non-Interest Income
The Bank services loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on the number of loans or other assets serviced. Loans serviced (unpaid principal balance) by the Bank for the benefit of others were $951.0 million and $1.4 billion as of September 30, 2013 and December 31, 2012, respectively, of which $145.6 million and $549.0 million, respectively, were owned by the Parent Company. The Bank also provides administrative, tax, credit, treasury and other similar services to the Parent Company for which it receives fees.
We compared the various components of non-interest income for this segment for the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	($ in thousands)
Loan fees	$5,643	$3,469	$2,174	62.7%	$12,658	$9,566	$3,092	32.3%
Leased equipment income	5,194	3,299	1,895	57.4	15,039	9,814	5,225	53.2
Gain on investments, net	—	(1)	1	100.0	208	(1)	209	20,900.0
(Loss) gain on derivatives	(1,567)	(976)	(591)	(60.6)	233	(989)	1,222	123.6
Bank fees	151	150	1	0.7	176	180	(4)	(2.2)
Gain (loss) on sale of assets	42	(554)	596	107.6	1,046	(520)	1,566	301.2
Loan servicing revenue	1,159	2,305	(1,146)	(49.7)	4,271	8,273	(4,002)	(48.4)
Intercompany shared service revenue	2,576	3,434	(858)	(25.0)	7,795	11,298	(3,503)	(31.0)
Other	2,841	2,459	382	15.5	3,262	4,631	(1,369)	(29.6)
Total	$16,039	$13,585	$2,454	18.1%	$44,688	$42,252	$2,436	5.8%

Three Months Ended September 30, 2013 and 2012

•
Loan fee income increased $2.2 million, or 62.7%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 primarily due to loan termination fees arising from the pay down of loans within the loan portfolio.

•
Leased equipment income increased $1.9 million, or 57.4%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 primarily due to a $41.1 million, or 51.9%, increase in equipment on operating leases. In addition, average balances of our leased equipment increased $42.7 million, or 42.3% from the three months ended September 30, 2012 to the three months ended September 30, 2013.

•
Loan servicing revenue decreased $1.1 million, or 49.7%, from the three months ended September 30, 2012 to the three months ended September 30, 2013, as the number of Parent Company loans serviced by the Bank declined with the run-off of its loan portfolio.

Nine Months Ended September 30, 2013 and 2012

•
Loan fee income increased $3.1 million, or 32.3%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily due to loan termination fees arising from the pay down of loans within the loan portfolio.

•
Leased equipment income increased $5.2 million, or 53.2%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily due to a $41.1 million, or 51.9%, increase in equipment on operating leases. In addition, average balances on our leased equipment increased $36.7 million, or 35.7%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.

•
Loan servicing revenue decreased $4.0 million, or 48.4%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, as the number of Parent Company loans serviced by the Bank declined with the run-off of its loan portfolio.

•
Intercompany shared service revenue decreased $3.5 million, or 31.0%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, as general services provided to the Parent Company decreased with the reduction in Parent Company operations and activities.

Non-Interest Expense
We compared the various components of non-interest expense for this segment for the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	($ in thousands)
Compensation and benefits	$27,421	$25,254	$2,167	8.6%	$78,973	$74,818	$4,155	5.6%
Professional fees	984	1,404	(420)	(29.9)	3,195	4,615	(1,420)	(30.8)
Occupancy expenses	2,436	2,520	(84)	(3.3)	7,246	7,660	(414)	(5.4)
FDIC fees and assessments	1,642	1,507	135	9.0	4,777	4,419	358	8.1
General depreciation and amortization	1,252	953	299	31.4	3,588	2,920	668	22.9
Loan servicing expense	(78)	171	(249)	(145.6)	1,201	4,885	(3,684)	(75.4)
Other administrative expenses	5,125	5,293	(168)	(3.2)	15,542	16,744	(1,202)	(7.2)
Total operating expenses	38,782	37,102	1,680	4.5	114,522	116,061	(1,539)	(1.3)
Leased equipment depreciation	3,646	2,307	1,339	58.0	10,573	6,883	3,690	53.6
Expense of real estate owned and other foreclosed assets, net	6	16	(10)	(62.5)	(9)	1,334	(1,343)	(100.7)
Other non-operating (gains) expenses	(333)	539	(872)	(161.8)	(674)	29	(703)	(2,424.1)
Total	$42,101	$39,964	$2,137	5.3%	$124,412	$124,307	$105	0.1%

Three Months Ended September 30, 2013 and 2012

•	Compensation and benefits increased $2.2 million, or 8.6%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 due to increases in incentive bonuses.

•
Leased equipment depreciation increased $1.3 million, or 58.0%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 primarily due to a $41.1 million, or 51.9% increase in equipment on operating leases.

Nine Months Ended September 30, 2013 and 2012

•
Compensation and benefits increased $4.2 million, or 5.6%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to increases in base compensation, bonuses and stock compensation.

•
Loan servicing expense decreased $3.7 million, or 75.4%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily due to lower third party legal costs. Loan servicing expense can be volatile period-to-period due to the timing of the billing of third party loan services.

•
Leased equipment depreciation increased $3.7 million, or 53.6%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily due to a $41.1 million, or 51.9%, increase in equipment on operating leases.

Other Commercial Finance Segment
We compared our Other Commercial Finance segment operating results for the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)
Interest income	$4,598	$16,899	(72.8)%	$20,474	$62,579	(67.3)%
Interest expense	2,538	3,992	(36.4)%	8,954	13,561	(34.0)%
Loan and lease loss (recovery) provision	(3,299)	8,686	(138.0)%	3,830	15,822	(75.8)%
Non-interest income	3,401	1,439	136.3%	9,271	6,524	42.1%
Non-interest expense	9,510	13,037	(27.1)%	31,394	40,226	(22.0)%
Income tax (benefit)	(10,176)	(5,779)	76.1%	(15,994)	(358,352)	(95.5)%
Net loss	9,426	(1,598)	689.9%	1,561	357,846	(99.6)%

Interest Income
Three Months Ended September 30, 2013 and 2012
Interest income decreased to $4.6 million for the three months ended September 30, 2013 from $16.9 million for the three months ended September 30, 2012, with an average yield on interest-earning assets of 5.19% for the three months ended September 30, 2013 compared to 7.66% for the three months ended September 30, 2012. During the three months ended September 30, 2013, our average balance of interest-earning assets decreased by $526.2 million, or 59.9%, compared to the three months ended September 30, 2012, primarily due to the run-off of the Parent Company loan portfolio.
Nine Months Ended September 30, 2013 and 2012
Interest income decreased to $20.5 million for the nine months ended September 30, 2013 from $62.6 million for the nine months ended September 30, 2012, with an average yield on interest-earning assets of 6.25% for the nine months ended September 30, 2013 compared to 8.47% for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, our average balance of interest-earning assets decreased by $549.0 million, or 55.6%, compared to the nine months ended September 30, 2012, primarily due to the run-off of the Parent Company loan portfolio.

Interest Expense
Three Months Ended September 30, 2013 and 2012
Interest expense decreased $1.5 million, or 36.4%, to $2.5 million for the three months ended September 30, 2013 from $4.0 million for the three months ended September 30, 2012, primarily due to a decrease of $210.7 million, or 33.9%, in average interest-bearing liabilities from $621.4 million as of September 30, 2012 to $410.7 million as of September 30, 2013. The decrease in interest-bearing liabilities was primarily driven by the extinguishment and repayment of the 2006-1, 2006-2 and 2007-1 term debt securitizations. The Parent Company's cost of borrowings decreased to 2.45% for three months ended September 30, 2013 from 2.56% for the three months ended September 30, 2012.
Nine Months Ended September 30, 2013 and 2012
Interest expense decreased $4.6 million, or 34.0%, to $9.0 million for the nine months ended September 30, 2013 from $13.6 million for the nine months ended September 30, 2012, primarily due to a decrease of $231.1 million, or 33.6%, in average interest-bearing liabilities from $688.0 million as of September 30, 2012 to $456.9 million as of September 30, 2013. The decrease in interest-bearing liabilities was primarily driven by the extinguishment and repayment of the 2006-1, 2006-2 and 2007-1 term debt securitizations. Our cost of borrowings remained fairly consistent at 2.62% for nine months ended September 30, 2013 compared to 2.63% for the nine months ended September 30, 2012.

Net Interest Margin
The yields on income earning assets and the costs of interest-bearing liabilities for this segment for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013			2012
	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$115,095	$77	0.27%	$93,221	$67	0.29%
Investment securities	32,175	1,081	13.33%	21,140	1,661	31.26%
Loans (1)	204,258	3,440	6.68%	763,361	15,171	7.91%
Total interest-earning assets	$351,528	$4,598	5.19%	$877,722	$16,899	7.66%
Interest-bearing liabilities:
Other borrowings(2)	$410,686	$2,538	2.45%	$621,371	$3,992	2.56%
Total interest-bearing liabilities	$410,686	$2,538	2.45%	$621,371	$3,992	2.56%
Net interest income/spread		$2,060	2.74%		$12,907	5.10%
Net interest margin			2.32%			5.85%
_______________________________________
(1) Loans balances are net of deferred loan fees and discounts.
(2) Borrowings include term debt and other borrowings, such as subordinated debt and convertible debt.

The yields on income earning assets and the costs of interest-bearing liabilities for this segment for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013			2012
	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost	Weighted Average Balance	Net Interest Income/ (Expense)	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$81,853	$115	0.19%	$77,472	$111	0.19%
Investment securities	28,551	3,194	14.96%	27,783	4,111	19.77%
Loans (1)	327,871	17,165	7.00%	882,013	58,357	8.84%
Total interest-earning assets	$438,275	$20,474	6.25%	$987,268	$62,579	8.47%
Interest-bearing liabilities:
Other borrowings(2)	$456,928	$8,954	2.62%	$687,966	$13,561	2.63%
Total interest-bearing liabilities	$456,928	$8,954	2.62%	$687,966	$13,561	2.63%
Net interest income/spread		$11,520	3.63%		$49,018	5.84%
Net interest margin			3.51%			6.63%
_______________________________________
(1) Loans balances are net of deferred loan fees and discounts.
(2) Borrowings include term debt and other borrowings, such as subordinated debt and convertible debt.

Loan and Lease Loss Provision (Recovery)
Our loan and lease loss provision (recovery) is based on our evaluation of the adequacy of the existing allowance for losses in relation to the total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our loan and lease loss provision (recovery), see Credit Quality and Allowance for Loan and Lease Losses section.

Non-Interest Income
We compared the various components of non-interest income for this segment for the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	($ in thousands)
Loan Fees	$278	$705	$(427)	(60.6)%	$641	$2,334	$(1,693)	(72.5)%
Gain on investments, net	2,123	1,856	267	14.4	4,897	930	3,967	426.6
Gain (loss) on derivatives	1	(2)	3	150.0	(7)	339	(346)	(102.1)
Gain (loss) on sale of assets	2,028	(386)	2,414	625.4	5,458	1,676	3,782	225.7
Loan servicing (loss) revenue	(3)	6	(9)	(150.0)	30	92	(62)	(67.4)
Other	(1,026)	(740)	(286)	(38.6)	(1,748)	1,153	(2,901)	(251.6)
Total	$3,401	$1,439	$1,962	136.3%	$9,271	$6,524	$2,747	42.1%

Three Months Ended September 30, 2013 and 2012

•
Gain on sale of assets increased $2.4 million, or 625.4%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 primarily due to a gain recognized from the sale of a loan as the Company continues to exercise its strategy of liquidating the Parent Company portfolio.

Nine Months Ended September 30, 2013 and 2012

•
Loan fees decreased $1.7 million, or 72.5%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to decreased unused line fees and termination fees with the run-off of the Parent Company loan portfolio.

•
Gain on investments, net increased $4.0 million, or 426.6%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily due to decreased valuation adjustments on investments combined with increased dividends received on investments carried at cost during the nine months ended September 30, 2012.

•
Gain (loss) on sale of assets increased $3.8 million, or 225.7%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily due to lower fixed asset write-offs coupled with intercompany gain on sales of loans to the Bank.

•
Other non-interest income decreased $2.9 million, or 251.6%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily due to decreases in the Parent Company portfolio and related activity.

Non-Interest Expense
We compared the various components of non-interest expense for this segment for the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	($ in thousands)
Compensation and benefits	$(803)	$269	$(1,072)	(398.5)%	$352	$2,529	$(2,177)	(86.1)%
Professional fees	(1,033)	1,065	(2,098)	(197.0)	(19)	4,543	(4,562)	(100.4)
Occupancy expenses	1,141	1,046	95	9.1	4,070	6,172	(2,102)	(34.1)
General depreciation and amortization	460	500	(40)	(8.0)	1,466	1,984	(518)	(26.1)
Loan servicing expense	2,159	3,305	(1,146)	(34.7)	8,187	14,524	(6,337)	(43.6)
Other administrative expenses	3,580	4,617	(1,037)	(22.5)	11,250	14,225	(2,975)	(20.9)
Total operating expenses	5,504	10,802	(5,298)	(49.0)	25,306	43,977	(18,671)	(42.5)
Expense of real estate owned and other foreclosed assets, net	(774)	2,292	(3,066)	(133.8)	1,151	5,245	(4,094)	(78.1)
Loss on extinguishment of debt	—	—	—	—	—	(8,059)	8,059	100.0
Other operating expenses	4,780	(57)	4,837	8,486.0	4,937	(937)	5,874	626.9
Total	$9,510	$13,037	$(3,527)	(27.1)%	$31,394	$40,226	$(8,832)	(22.0)%

Three Months Ended September 30, 2013 and 2012

•	Compensation and benefits decreased $1.1 million, or 398.5%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 due to stock compensation expense adjustments.

•
Professional fees decreased $2.1 million, or 197.0%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 due to lower tax and consulting service fees as a result of the simplification and run-off of the Parent Company loan portfolio, and the settlement of a litigation matter which was lower than previously accrued.

•
Loan servicing expense decreased $1.1 million, or 34.7%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 due to the run-off of the Parent Company loan portfolio.

•
Other administrative expenses decreased $1.0 million, or 22.5%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 primarily due to decreases in shared services reimbursed to the Bank as a result of the simplification and run-off of the Parent Company loan portfolio.

•
Expense of real estate owned and other foreclosed assets, net decreased $3.1 million, or 133.8%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 primarily due to gains from the sale of foreclosed assets.

•	Other operating expenses increased $4.8 million or 8,486.0%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 primarily due to merger-related costs.
Nine Months Ended September 30, 2013 and 2012

•
Compensation and benefits decreased $2.2 million, or 86.1%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily due to stock compensation expense adjustments.

•
Professional fees decreased $4.6 million, or 100.4%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to lower tax and consulting service fees as a result of the simplification and run-off of the Parent Company loan portfolio, and the settlement of a litigation matter which was lower than previously accrued.

•
Occupancy expenses decreased $2.1 million, or 34.1%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to the loss incurred during the nine months ended September 30, 2012 from the lease abandonment for part of the Chevy Chase, Maryland facility which was not repeated in the nine months ended September 30, 2013.

•
Loan servicing expense decreased $6.3 million, or 43.6%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to the run-off of the Parent Company loan portfolio.

•
Other administrative expenses decreased $3.0 million, or 20.9%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to decreases in shared services reimbursed to the Bank as a result of the simplification and run-off of the Parent Company loan portfolio.

•
Expense of real estate owned and other foreclosed assets, net decreased $4.1 million, or 78.1%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily due to gains from the sale of foreclosed assets. In addition, certain REO assets experienced realized losses during the nine months ended September 30, 2012 which were not repeated during the nine months ended September 30, 2013.

•
There was no loss on extinguishment of debt incurred during the nine months ended September 30, 2013. The loss of $8.1 million during the nine months ended September 30, 2012 related to the repurchase of our 7.25% convertible debentures.

•	Other operating expenses increased $5.9 million, or 626.9%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily due to merger-related costs.

Financial Condition
Consolidated
As of September 30, 2013 and December 31, 2012, our consolidated balance sheet included:

	September 30, 2013	December 31, 2012
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$491,092	$403,130
Investment securities, available-for-sale	911,572	1,079,025
Investment securities, held-to-maturity	122,262	108,233
Loans held for sale	13,977	22,719
Loans held for investment, net(2)	6,539,178	6,139,230
Allowance for loan and lease losses	(115,134)	(117,273)
Interest receivable	24,813	29,112
Other investments(3)	54,771	60,363
Goodwill	173,135	173,135
Deferred tax assets, net	271,291	362,283
Other assets	267,962	289,048
Total	$8,754,919	$8,549,005
Liabilities:
Deposits	$6,051,411	$5,579,270
Borrowings	1,001,599	1,182,926
Other liabilities	108,695	161,637
Total	$7,161,705	$6,923,833
_______________________________________

(1)	As of September 30, 2013 and December 31, 2012, the amounts include restricted cash of $59.6 million and $104.0 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, short-term investments and commercial paper with an initial maturity of three months or less.
Investment Securities, Available-for-Sale and Held-to-Maturity
Included in investment securities, available-for-sale, were agency securities which included commercial and residential mortgage pass through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae ("Agency MBS"); asset-backed securities; investments in collateralized loan obligations ("CLOs"); an equity security; residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”) and agency asset-backed securities issued by the Small Business Administration (“SBA ABS”). The Bank pledges a portion of its investment securities, available-for-sale, to the State of California as collateral for deposits the state has with the Bank. For additional information on our investment securities, available-for-sale, see Note 4, Investments, in our accompanying consolidated financial statements for the three months ended September 30, 2013.
Investment securities, held-to-maturity consists of investment-grade rated commercial mortgage-backed securities and collateralized loan obligations. During the nine months ended September 30, 2013, we sold one CMBS with a net carrying value of $6.2 million and realized a net gain of $0.2 million. The Company decided to sell the security because its rating was downgraded to B. We did not sell any held-to-maturity investments during the three months ended September 30, 2013. The Bank pledges a portion of its investment securities, held-to-maturity, to the FHLB SF and the FRB as collateral for current or future borrowings. For additional information on our investment securities, held-to-maturity, see Note 4, Investments, in our accompanying consolidated financial statements for the three months ended September 30, 2013.

	September 30, 2013	December 31, 2012
	($ in thousands)
Investment securities, available-for-sale:
Agency debt securities	$838,182	$983,521
Asset-backed securities	3,600	9,592
Collateralized loan obligations	26,210	26,250
Equity security	5,481	—
Non-agency MBS	22,391	41,347
SBA asset-backed securities	15,708	18,315
Total investment securities, available-for-sale	$911,572	$1,079,025
Investment securities, held-to-maturity:
Commercial loan obligations	$47,860	$—
Commercial mortgage-backed securities	$74,402	$108,233
Total investment securities, held-to-maturity	$122,262	$108,233

Loan Portfolio Composition
The outstanding unpaid principal balance of loans in our loan portfolio by category as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Commercial and industrial	$3,688,023	$3,594,643
Real estate	2,785,805	2,499,567
Real estate - construction	65,350	45,020
Total loans(1)	$6,539,178	$6,139,230
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

Credit Quality and Allowance for Loan and Lease Losses
We maintain a comprehensive credit policy manual that is supplemented by specific loan product underwriting guidelines. Among other things, the credit policy manual sets forth requirements that meet the regulations enforced by both the FDIC and the California Department of Business Oversight ("DBO"). Several examples of such requirements are the loan-to-value limitations for real estate secured loans, various real estate appraisal and other third-party reports standards, and collateral insurance requirements.
Our underwriting guidelines outline specific underwriting standards and minimum specific risk acceptance criteria for each lending product offered, including the use of interest reserves. For additional information, see Credit Risk Management within this section.
Real estate - construction loans
In prior years, real estate construction loans comprised a greater portion of our loan portfolio. At September 30, 2013, real estate construction loans were $65.9 million, or 1.0% of total loans. By comparison, at the end of 2010, real estate construction loans were $1.4 billion, or 14.8% of total loans. Loans secured by real estate construction projects generally have a greater degree of risk than real estate loans secured by improved property with in-place cash flows, and as such, loans secured by construction projects require an increased level of loan servicing and monitoring. Because of this, we are providing additional disclosure of the policies and procedures related to our real estate construction loan portfolio.
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
The following table presents the balance of non-performing real estate - construction loans and the cumulative capitalized interest on our real estate - construction loan portfolio as of the date of the balance sheet:

	September 30, 2013(1)	December 31, 2012
	($ in thousands except percentages)
Total real estate - construction loans(2)(3)	$65,915	$45,315
Non-performing	10,297	11,317
Non-performing as a % of total real estate - construction	15.6%	25.0%
Cumulative capitalized interest	$10,826	$10,890
_______________________________________

(1)
As of September 30, 2013, 1 of the 24 loans that comprise our real estate construction portfolio has been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans and/or work-out efforts that were best achieved via a restructuring.

(2)	We recognized interest income on the real estate construction loan portfolio of $0.8 million and $2.1 million for the three and nine months ended September 30, 2013, respectively.

(3)	Excludes deferred loan fees and discounts of $0.6 million and $0.3 million as of September 30, 2013 and December 31, 2012, respectively.

Non-performing loans
The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
Commercial and industrial	$62,368	$79,400
Real estate	38,940	26,875
Real estate - construction	9,968	10,987
Total loans on non-accrual	$111,276	$117,262
Accruing loans contractually past-due 90 days or more
Commercial and industrial	$—	$—
Real estate	—	—
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial and industrial	$62,368	$79,400
Real estate	38,940	26,875
Real estate - construction	9,968	10,987
Total non-performing loans(1)	$111,276	$117,262
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower cost or fair value.
The decrease in the non-performing loan balance from December 31, 2012 to September 30, 2013 is primarily due to payoffs and sales of non-performing loans, offset by loans that were placed on non-accrual status during the nine months ended September 30, 2013.
Additionally, certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are impaired loans that have not been restructured in a TDR and are currently considered performing loans. Potential problem loans are loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. As of September 30, 2013 we had no potential problem loans. As of December 31, 2012, we had $1.9 million in potential problem loans related to six loans for which we have determined that it was probable that we would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.

Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	September 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$728	$20,313
90+ days delinquent	30,451	39,094
Total delinquent non-accrual loans(1)	$31,179	$59,407
Accruing loans
30-89 days delinquent	$—	$4,153
90+ days delinquent	—	—
Total delinquent accruing loans(1)	$—	$4,153
_________________________________
(1)    Includes deferred loan fees and discounts.

Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Balance as of beginning of period	$120,493	$133,359	$117,273	$153,631
Charge offs:
Commercial and industrial	(1,065)	(20,043)	(5,156)	(48,984)
Real estate	(983)	(2,548)	(2,116)	(10,264)
Real estate - construction	—	(499)	(229)	(9,784)
Total charge offs	(2,048)	(23,090)	(7,501)	(69,032)
Recoveries:
Commercial and industrial	363	2,818	3,482	7,865
Real estate	73	4,772	360	5,046
Real estate - construction	—	—	—	—
Total recoveries	436	7,590	3,842	12,911
Net charge offs	(1,612)	(15,500)	(3,659)	(56,121)
Charge offs upon transfer to held for sale	(2,678)	(188)	(14,748)	(1,447)
Loan and lease loss provision (recovery):
General	831	(5,742)	2,584	(20,366)
Specific	(1,900)	14,701	13,684	50,933
Total loan and lease loss (recovery) provision	(1,069)	8,959	16,268	30,567
Balance as of end of period	$115,134	$126,630	$115,134	$126,630
Allowance for loan and lease losses ratio	1.8%	2.2%	1.8%	2.2%
Loan and lease loss (recovery) provision as a percentage of average loans outstanding (annualized)	(0.1)%	0.6%	0.3%	0.7%
Net charge offs as a percentage of average loans outstanding (annualized)	0.3%	1.0%	0.4%	1.3%

Our allowance for loan and lease losses decreased by $2.2 million to $115.1 million as of September 30, 2013 from $117.3 million as of December 31, 2012. This decrease was comprised of a $2.6 million increase in general reserves and a $4.8 million decrease in specific reserves on impaired loans. The increase in the general reserve is due to additional provisions relating to net loan growth. The decrease in the specific reserve is due to previously recorded specific provisions being charged off or reversed and a lower amount of new specific provisions. The primary factors that influence increases and decreases in general reserves are the net loan portfolio increases or decreases from period to period and qualitative adjustments to the general reserve based on economic circumstances and our loan portfolio performance trends.
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
As of September 30, 2013 and December 31, 2012, our non-impaired and impaired loan balances were as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$6,466,186	$5,986,768
General reserves allocated	113,373	110,790
Effective reserve %	1.8%	1.9%
Impaired loans
Unpaid principal balance	$119,399	$206,090
Specific reserves allocated(1)	1,761	6,483
Original legal balance previously charge off(2)	88,958	162,462
Total cumulative charge offs and specific reserves	90,719	168,945
Legal balance	240,648	407,147
Expected total loss of the legal balance (%)	37.7%	41.5%
_______________________________________

(1)
The decrease in specific reserves from December 31, 2012 to September 30, 2013 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $4.0 million, ii) reversals of specific reserves for loans impaired as of December 31, 2012 net of related reversals or charge offs of $1.4 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the nine months ended September 30, 2013 of $0.6 million. The specific reserves in place at September 30, 2013 and at December 31, 2012 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.

Adversely Classified Items Coverage Ratio
The Adversely Classified Items Coverage Ratio is a common regulatory measure used to assess the credit risk profile of a bank. The ratio compares the sum of the loans rated Substandard or Doubtful (plus any associated unfunded commitments, REO, foreclosed assets and investments rated Substandard) to the sum of the Tier 1 regulatory capital plus the allowance for loan and lease losses. As of September 30, 2013 and December 31, 2012, the ratio was 21.8% and 32.2%, respectively.

	September 30, 2013	December 31, 2012
	($ in thousands)
Substandard loans and associated unfunded commitments	$245,094	$355,883
REO and foreclosed assets	14,499	25,772
Substandard investment securities	31,876	26,250
Total classified items	$291,469	$407,905

Tier 1 capital	$1,222,484	$1,150,770
Allowance for loan and lease losses	115,134	117,273
Total Tier 1 capital plus allowance for loan and lease losses	$1,337,618	$1,268,043

Adversely classified items coverage ratio	21.8%	32.2%

CapitalSource Bank Segment
As of September 30, 2013 and December 31, 2012, the Bank segment included:

	September 30, 2013	December 31, 2012
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$180,261	$230,305
Investment securities, available-for-sale	879,696	1,052,775
Investment securities, held-to-maturity	122,262	108,233
Loans held for sale	10,503	—
Loans held for investment, net(2)	6,397,882	5,618,810
Allowance for loan and lease losses	(105,549)	(98,905)
Interest receivable	24,069	24,598
Other investments(3)	22,134	22,795
Goodwill	173,135	173,135
Deferred tax assets, net	(19,677)	3,492
FHLB SF stock	32,430	28,200
Other assets	195,165	206,463
Total	$7,912,311	$7,369,901
Liabilities:
Deposits	$6,051,411	$5,579,270
FHLB SF borrowings	590,000	595,000
Other borrowings	86,903	85,179
Total	$6,728,314	$6,259,449
__________________________

(1)	As of September 30, 2013 and December 31, 2012, the amounts include restricted cash of $43.6 million and $48.2 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments accounted for under the equity method.

Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, short-term investments and commercial paper with an initial maturity of three months or less.
Investment Securities, Available-for-Sale
Investment securities, available-for-sale, consists of Agency MBS, Non-agency MBS and U.S. Treasury and agency securities. The Bank pledges a portion of its investment securities, available-for-sale, to the State of California as collateral for deposits the state has with the Bank as of September 30, 2013. For additional information, see Note 4, Investments, in our accompanying consolidated financial statements for the three and nine months ended September 30, 2013.
Investment Securities, Held-to-Maturity
Investment securities, held-to-maturity consists primarily of investment-grade rated commercial mortgage-backed securities and collateralized loan obligations. During the nine months ended September 30, 2013, we sold one CMBS with a net carrying value of $6.2 million and realized a net gain of $0.2 million. The Company decided to sell the security because its rating was downgraded to B. We did not sell any held-to-maturity investments during the three months ended September 30, 2013. The Bank pledges a portion of its investment securities, held-to-maturity, to the FHLB SF and the FRB as a source of borrowing capacity. For additional information on our investment securities, held-to-maturity, see Note 4, Investments, in our accompanying consolidated financial statements for the three and nine months ended September 30, 2013.

Loan Portfolio Composition
As of September 30, 2013 and December 31, 2012, the composition of the Bank loan portfolio by loan type was as follows:

	September 30, 2013		December 31, 2012
	($ in thousands, except percentages)
Commercial and industrial	$3,574,367	56%	$3,137,863	56%
Real estate	2,768,133	43%	2,446,914	43%
Real estate - construction	55,382	1%	34,033	1%
Total(1)	$6,397,882	100%	$5,618,810	100%
_________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of September 30, 2013, the scheduled maturities of the Bank loan portfolio by loan type were as follows:

	Due in One Year or Less	Due After One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial and industrial	$168,708	$2,535,718	$869,941	$3,574,367
Real estate	160,594	1,539,193	1,068,346	2,768,133
Real estate - construction	—	34,790	20,592	55,382
Total loans(1)	$329,302	$4,109,701	$1,958,879	$6,397,882
_______________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of September 30, 2013 and December 31, 2012, approximately 80% and 81%, respectively, of the Bank accruing adjustable rate portfolio was subject to an interest rate floor. Due to low market interest rates as of September 30, 2013 and December 31, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on accruing loans was 0.91% and 1.00% as of September 30, 2013 and December 31, 2012, respectively. To the extent the underlying indices subsequently increase, the Bank's interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.
As of September 30, 2013, the composition of the Bank loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial and industrial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$1,397,223	$1,313,071	$34,790	$2,745,084	43%
2-Month LIBOR	36,259	—	—	36,259	1
3-Month LIBOR	1,064,524	157,780	—	1,222,304	19
6-Month LIBOR	53,291	80,037	—	133,328	2
6-Month EURIBOR	—	4,030	—	4,030	—
Prime	288,747	217,026	20,592	526,365	8
Other	44,826	45,085	—	89,911	1
Treasuries	—	23,567	—	23,567	—
Total adjustable rate loans	2,884,870	1,840,596	55,382	4,780,848	74
Fixed rate loans(1)	671,553	905,206	—	1,576,759	25
Loans on non-accrual status	17,944	22,331	—	40,275	1
Total loans(2)	$3,574,367	$2,768,133	$55,382	$6,397,882	100%
_____________________

(1)	Includes $725.2 million of loans that are in their introductory fixed rate period. For the majority of these loans, the fixed interest rate is higher than the fully indexed rate at September 30, 2013.
(2) Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

FHLB SF Stock
Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2013.
Deposits
As of September 30, 2013 and December 31, 2012, a summary of the Bank's deposits by product type and the maturities of the certificates of deposit were as follows:

	September 30, 2013		December 31, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$259,434	0.45%	$257,961	0.49%
Savings	659,924	0.47%	704,890	0.52%
Certificates of deposit	5,132,053	0.97%	4,616,419	0.94%
Total interest-bearing deposits	$6,051,411	0.89%	$5,579,270	0.87%

	September 30, 2013
	Balance	Weighted Average Rate
	($ in thousands)
Remaining maturity of certificates of deposit:
0 to 3 months	$1,850,546	0.90%
4 to 6 months	933,981	0.88%
7 to 9 months	765,976	0.96%
10 to 12 months	1,065,989	1.01%
Greater than 12 months	515,561	1.29%
Total certificates of deposit	$5,132,053	0.97%

FHLB SF Borrowings
FHLB SF borrowings decreased to $590.0 million as of September 30, 2013 from $595.0 million as of December 31, 2012. The primary reason for using FHLB SF borrowings as a funding source is to manage interest rate risk and the secondary reason is to provide a source of liquidity. The weighted-average remaining maturities of the borrowings were approximately 2.6 and 3.2 years as of September 30, 2013 and December 31, 2012, respectively.
As of September 30, 2013, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

	Balance	Weighted Average Rate
	($ in thousands)
Less than 1 year	$80,000	1.55%
After 1 year through 2 years	92,500	1.89%
After 2 years through 3 years	204,000	2.04%
After 3 years through 4 years	128,000	1.31%
After 4 years through 5 years	48,000	2.07%
After 5 years	37,500	1.78%
Total	$590,000	1.78%

Credit Quality and Allowance for Loan and Lease Losses
Non-performing loans
The outstanding unpaid principal balances of non-performing loans in the Bank loan portfolio as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
Commercial and industrial	$17,944	$32,187
Real estate	22,331	9,814
Real estate - construction	—	—
Total loans on non-accrual	$40,275	$42,001
Accruing loans contractually past-due 90 days or more
Commercial and industrial	$—	$—
Real estate	—	—
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial and industrial	$17,944	$32,187
Real estate	22,331	9,814
Real estate - construction	—	—
Total non-performing loans(1)	$40,275	$42,001
__________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are impaired loans that have not been restructured in a TDR and are currently considered performing loans. Potential problem loans are loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. As of September 30, 2013, we had no potential problem loans. As of December 31, 2012, we had $1.9 million in potential problem loans related to six loans for which we have determined that it was probable that we would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.
Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	September 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$727	$20,253
90+ days delinquent	1,959	6,907
Total delinquent non-accrual loans	$2,686	$27,160
Accruing loans
30-89 days delinquent	$—	$4,153
90+ days delinquent	—	—
Total delinquent accruing loans	$—	$4,153
_______________________________________
(1)    Includes deferred loan fees and discounts.

Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Balance as of beginning of period	$104,979	$101,784	$98,905	$94,650
Charge offs:
Commercial and industrial	6	(7,687)	(1,763)	(9,786)
Real estate	(869)	(874)	(2,102)	(7,091)
Total charge offs	(863)	(8,561)	(3,865)	(16,877)
Recoveries:
Commercial and industrial	27	188	320	955
Real estate	73	4,751	359	4,962
Total recoveries	100	4,939	679	5,917
Net charge offs	(763)	(3,622)	(3,186)	(10,960)
Charge offs upon transfer to held for sale	(897)	—	(2,608)	—
Loan and lease loss provision (recovery):
General	745	2,242	7,669	5,567
Specific	1,485	(1,969)	4,769	9,178
Total loan and lease loss provision (recovery)	2,230	273	12,438	14,745
Balance as of end of period	$105,549	$98,435	$105,549	$98,435
Allowance for loan and lease losses ratio	1.6%	1.9%	1.6%	1.9%
Loan and lease loss provision as a percentage of average loans outstanding (annualized)	0.1%	—%	0.3%	0.4%
Net charge offs as a percentage of average loans outstanding (annualized)	0.1%	0.3%	0.1%	0.3%

Our allowance for loan and lease losses increased by $6.6 million to $105.5 million as of September 30, 2013 from $98.9 million as of December 31, 2012. This increase was comprised of a $7.7 million increase in general reserves and a $1.1 million decrease in specific reserves on impaired loans. The increase in the general reserve is due to additional provisions relating to net loan growth. The decrease in the specific reserve resulted from charged off specific reserves that were previously in place exceeding new specific provisions for loan losses. The primary factors that influence increases and decreases in general reserves are the net loan portfolio increases or decreases from period to period and qualitative adjustments to the general reserve based on economic circumstances and our loan portfolio performance trends.

Impaired loans
We employ a formal quarterly process to both identify impaired loans and record specific reserves in accordance with the Company policy. For additional information, see Credit Quality and Allowance for Loan and Lease Losses - Consolidated within this section.
As of September 30, 2013 and December 31, 2012, our non-impaired and impaired loan balances were as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$6,402,311	$5,607,591
General reserves allocated	104,743	97,074
Effective reserve %	1.6%	1.7%
Impaired loans
Unpaid principal balance	$41,184	$58,947
Specific reserves allocated(1)	806	1,831
Original legal balance previously charge off(2)	34,739	39,941
Total cumulative charge offs and specific reserves	35,545	41,772
Legal balance	80,149	103,936
Expected total loss of the legal balance (%)	44.3%	40.2%
__________________________________

(1)
The decrease in specific reserves from December 31, 2012 to September 30, 2013 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $0.3 million, ii) reversals of specific reserves for loans impaired as of December 31, 2012 net of related additions or charge offs of $1.4 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the nine months ended September 30, 2013 of $0.6 million. The specific reserves in place at September 30, 2013 and at December 31, 2012 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.

We believe the origination strategy and underwriting practices in place support a loan portfolio with normal, acceptable degrees of credit risk. We acknowledge, however, that some of our lending products have greater credit risk than others. The categories with more credit risk than others are those that have comprised a greater degree of our historical charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. For the year ended December 31, 2012, there were no charge offs related to these loans. However, for the years ended December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception comprised, 71.0% and 93.0%, respectively, of those years' charge offs. Due to the severity of charge offs in this category in 2011 and 2010, we did record net recoveries of $9.3 million for the year ended December 31, 2012. As of September 30, 2013 and December 31, 2012, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception totaled $48.4 million and $53.7 million, respectively, or 0.8% and 1.0% of total loans, respectively.
Troubled Debt Restructurings
During the three and nine months ended September 30, 2013, loans with an aggregate carrying value of $2.1 million and $6.9 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and nine months ended September 30, 2012, loans with an aggregate carrying value of $70.4 million and $135.3 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms. There was $0.7 million of specific reserves allocated to loans that were involved in TDRs as of September 30, 2013 and December 31, 2012.
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
All loans that have undergone this A note / B note restructuring are considered TDRs. The A notes are deemed impaired and remain so classified for at least one year from the date of the restructuring. After one year, the A notes are evaluated quarterly to determine if the loan performance has complied with the terms of the TDR such that the impairment classification may be removed. As of September 30, 2013 and December 31, 2012, there were no loans outstanding that have undergone this A note / B note restructuring.
Adversely Classified Items Coverage Ratio
The Adversely Classified Items Coverage Ratio is a common regulatory measure used to assess the credit risk profile of a bank. The ratio compares the sum of the loans rated Substandard or Doubtful (plus any associated unfunded commitments, REO, foreclosed assets and investments rated Substandard) to the sum of the Tier 1 regulatory capital plus the allowance for loan and lease losses. As of September 30, 2013 and December 31, 2012, the ratio was 13.7% and 11.6%, respectively.

	September 30, 2013	December 31, 2012
	($ in thousands)
Substandard loans and associated unfunded commitments	$153,780	$113,682
REO and foreclosed assets	4,098	6,255
Total classified items	$157,878	$119,937

Tier 1 capital	$1,044,933	$933,837
Allowance for loan and lease losses	105,549	98,905
Total Tier 1 capital plus allowance for loan and lease losses	$1,150,482	$1,032,742

Adversely classified items coverage ratio	13.7%	11.6%

Other Commercial Finance Segment
As of September 30, 2013 and December 31, 2012, the Other Commercial Finance segment included:

	September 30, 2013	December 31, 2012
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$310,831	$172,825
Investment securities, available-for-sale	31,876	26,250
Loans held for sale	3,474	22,719
Loans held for investment, net(2)	141,296	520,420
Allowance for loan and lease losses	(9,585)	(18,368)
Interest receivable	744	4,514
Other investments(3)	32,637	37,568
Deferred tax assets, net	292,041	359,864
Other assets	40,645	52,719
Total	$843,959	$1,178,511
Liabilities and Shareholders' Equity:
Borrowings	$411,599	$587,926
Other liabilities	46,423	78,672
Shareholders' equity	391,088	521,704
Total	$849,110	$1,188,302
_________________________

(1)	As of September 30, 2013 and December 31, 2012, the amounts include restricted cash of $16.0 million and $55.9 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, short-term investments and commercial paper with an initial maturity of three months or less. As a result of entering into the Merger Agreement, the Parent Company has been building its cash position to settle the cash payout due upon the closing of the merger.
Investment Securities, Available-for-Sale
Investment securities, available-for-sale consists of our interests in the 2006-A Trust of $26.2 million, equity securities of $5.5 million and non-agency MBS of $184 thousand as of September 30, 2013.
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
Loan Portfolio Composition
As of September 30, 2013 and December 31, 2012, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	September 30, 2013		December 31, 2012
	($ in thousands except percentages)
Commercial and industrial	$113,656	80%	$456,780	88%
Real estate	17,672	13	52,653	10
Real estate - construction	9,968	7	10,987	2
Total(1)	$141,296	100%	$520,420	100%
_________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of September 30, 2013, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial and industrial	$103,558	$10,039	$59	$113,656
Real estate	16,585	847	240	17,672
Real estate - construction	9,968	—	—	9,968
Total(1)	$130,111	$10,886	$299	$141,296
____________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of September 30, 2013 and December 31, 2012, substantially all of the adjustable rate loan portfolio comprised loans that are subject to an interest rate floor and were accruing interest. Due to low market interest rates as of September 30, 2013 and December 31, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on accruing loans was 2.62% and 1.70% as of September 30, 2013 and December 31, 2012, respectively. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.
As of September 30, 2013, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial and industrial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$40,864	$20	$—	$40,884	29%
2-Month LIBOR	10	—	—	10	—
3-Month LIBOR	3,745	1,007	—	4,752	3
6-Month LIBOR	—	20	—	20	—
Prime	24,579	9	—	24,588	17
Other	16	—	—	16	—
Total adjustable rate loans	69,214	1,056	—	70,270	49
Fixed rate loans	18	7	—	25	—
Loans on non-accrual status	44,424	16,609	9,968	71,001	51
Total loans(1)	$113,656	$17,672	$9,968	$141,296	100%
_____________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

Shareholders' Equity
Shareholders' equity decreased by $130.6 million from December 31, 2012 to September 30, 2013, primarily due to the repurchase of 15.0 million shares of our common stock pursuant to the Stock Repurchase Program at an average price of $9.18 per share for a total purchase price of $137.7 million during the nine months ended September 30, 2013. As a result of entering into the Merger Agreement, the Stock Repurchase Program has been suspended.

Credit Quality and Allowance for Loan and Lease Losses
Non-performing loans
The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
Commercial and industrial	$44,424	$47,213
Real estate	16,609	17,061
Real estate - construction	9,968	10,987
Total loans on non-accrual	$71,001	$75,261
Accruing loans contractually past-due 90 days or more
Commercial and industrial	$—	$—
Real estate	—	—
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial and industrial	$44,424	$47,213
Real estate	16,609	17,061
Real estate - construction	9,968	10,987
Total non-performing loans(1)	$71,001	$75,261
_______________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are impaired loans that have not been restructured in a TDR and are currently considered performing loans. Potential problem loans are loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. We had no potential problem loans as of September 30, 2013 and December 31, 2012.
Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	September 30, 2013	December 31, 2012
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$1	$60
90+ days delinquent	28,492	32,187
Total delinquent non-accrual loans	$28,493	$32,247
Accruing loans
30-89 days delinquent	$—	$—
90+ days delinquent	—	—
Total delinquent accruing loans	$—	$—
_______________________________________
(1)    Includes deferred loan fees and discounts.

Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Balance as of beginning of period	$15,514	$31,575	$18,368	$58,981
Charge offs:
Commercial and industrial	(1,071)	(12,356)	(3,393)	(39,198)
Real estate	(114)	(1,674)	(14)	(3,173)
Real estate - construction	—	(499)	(229)	(9,784)
Total charge offs	(1,185)	(14,529)	(3,636)	(52,155)
Recoveries:
Commercial and industrial	336	2,630	3,162	6,911
Real estate	—	21	1	83
Total recoveries	336	2,651	3,163	6,994
Net charge offs	(849)	(11,878)	(473)	(45,161)
Charge offs upon transfer to held for sale	(1,781)	(188)	(12,140)	(1,447)
Loan and lease loss provision (recovery):
General	86	(7,984)	(5,085)	(25,934)
Specific	(3,385)	16,670	8,915	41,756
Total loan and lease loss (recovery) provision	(3,299)	8,686	3,830	15,822
Balance as of end of period	$9,585	$28,195	$9,585	$28,195
Allowance for loan and lease losses ratio	6.8%	4.2%	6.8%	4.2%
Loan and lease loss (recovery) provision as a percentage of average loans outstanding (annualized)	(6.4)%	4.5%	1.6%	2.4%
Net charge offs as a percentage of average loans outstanding (annualized)	5.1%	6.3%	5.1%	7.0%

Our allowance for loan and lease losses decreased by $8.8 million to $9.6 million as of September 30, 2013 from $18.4 million as of December 31, 2012. This decrease was comprised of a $5.1 million decrease in general reserves and a $3.7 million decrease in specific reserves on impaired loans. The decrease in the general reserve resulted from having a lower amount of unimpaired loans at September 30, 2013 than at December 31, 2012. The decrease in the specific reserve is due to previously recorded specific provisions being charged off or reversed and a lower amount of new specific provisions.
Impaired loans
We employ a formal quarterly process to both identify impaired loans and record specific reserves in accordance with the Company policy. For additional information, see Credit Quality and Allowance for Loan and Lease Losses - Consolidated within this section.

As of September 30, 2013 and December 31, 2012, our non-impaired and impaired loan balances were as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$63,875	$379,177
General reserves allocated	8,630	13,716
Effective reserve %	13.5%	3.6%
Impaired loans
Unpaid principal balance	$78,215	$147,143
Specific reserves allocated(1)	955	4,652
Original legal balance previously charged off(2)	54,219	122,521
Total cumulative charge offs and specific reserves	55,174	127,173
Legal balance	160,499	303,211
Expected total loss of the legal balance (%)	34.4%	41.9%
__________________________________

(1)
The decrease in specific reserves from December 31, 2012 to September 30, 2013 stems from loan resolutions of impaired loans with existing specific reserves of $3.7 million. The specific reserves in place at September 30, 2013 and at December 31, 2012 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.

In the Other Commercial Finance portfolio, the areas with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2012, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception comprised 18%, 22% and 48%, respectively, of those years' charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. As of September 30, 2013 and December 31, 2012, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception, totaled $10.4 million and $49.4 million, respectively, or 7.2% and 9.0% of total loans, respectively. Additionally, cash flow based commercial loans originated prior to the Bank's July 2008 inception are considered to be higher risk based on historical charge offs. For the years ended December 31, 2012, 2011 and 2010, cash flow based commercial loans originated prior to the Bank's July 2008 inception comprised 51%, 55% and 40%, respectively, of those years' charge offs. As of September 30, 2013 and December 31, 2012, cash flow based commercial loans originated prior to the Bank's July 2008 inception totaled $56.8 million and $336.6 million, respectively, or 39.0% and 61.2% of total loans, respectively.
Troubled Debt Restructurings
During the three and nine months ended September 30, 2013, loans with an aggregate carrying value of $17.6 million and $76.5 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and nine months ended September 30, 2012, loans with an aggregate carrying value of $2.4 million and $29.2 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms. The specific reserves allocated to loans that were involved in TDRs were $0.9 million as of September 30, 2013 and December 31, 2012.

Liquidity and Capital Resources
We separately manage the liquidity of the Bank and the Parent Company as required by regulation. Our liquidity management is based on our assumptions related to expected cash inflows and outflows that we believe are reasonable. These include our assumption that substantially all newly originated loans will be funded by the Bank.
As of September 30, 2013, we had $1.0 billion of unfunded commitments to extend credit to our borrowers, of which $980.3 million were commitments of the Bank and $47.9 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our borrowers' ability to provide collateral to secure the requested additional fundings, the collateral's satisfaction of eligibility requirements, our borrowers' ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements.

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

CapitalSource Bank Liquidity
The Bank's liquidity sources and uses are as follows:
Liquidity Sources

•	Deposits;

•	Payments of principal and interest on loans and securities;

•	Cash and cash equivalents;

•	Borrowings from the FHLB SF(1);

•	State and Local Agency Deposits(1);

•	Brokered Certificates of Deposit(1);

•	Capital contributions(1);

•	Borrowings from the Parent Company(1);

•	Borrowings from banks or the FRB(1);

•	Loan sales(1); and

•	Issuance of debt securities(1).
Liquidity Uses

•	Funding new and existing loans;

•	Purchasing investment securities;

•	Funding net deposit outflows and related interest;

•	Operating expenses;

•	Tax payments and income taxes(2); and

•	Dividends.
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
Pursuant to agreements with our regulators, to the extent the Bank independently is unable to do so, the Parent Company must maintain the Bank's total risk-based capital ratio at not less than 15% and must maintain the capital levels of the Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. As such, per the Capital Maintenance and Liquidity Agreement ("CMLA"), the Parent Company has provided a $150.0 million unsecured revolving credit facility to the Bank that the Bank may draw on at any time it or the FDIC deems necessary. As of September 30, 2013, there were no amounts drawn or outstanding under this facility. As of September 30, 2013, in connection with the Bank's liquidity risk analysis, we have determined that a draw on this facility would not be required under an adverse stress scenario.
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
The Bank's primary source of liquidity is deposits, most of which are in the form of certificates of deposit. As of September 30, 2013, deposits at the Bank were $6.1 billion. We utilize various product, pricing and promotional strategies in our deposit business, so that we are able to obtain and maintain sufficient deposits to meet our liquidity needs. For additional information, see Note 5, Deposits, in our accompanying unaudited consolidated financial statements for the three months ended September 30, 2013.
The Bank supplements its liquidity with borrowings from the FHLB SF. As of September 30, 2013, the Bank had financing availability with the FHLB SF equal to 35.0% of the Bank's total assets, or $2.7 billion as of September 30, 2013 and $2.6 billion as of December 31, 2012. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of September 30, 2013, securities collateral with an estimated fair value of $4.0 million and loans with an unpaid principal balance of $1.0 billion were pledged to the FHLB SF. Securities and loans pledged to the FHLB SF are subject to an advance rate in determining borrowing capacity.
As of September 30, 2013 and December 31, 2012, the Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Borrowing capacity	$892,659	$841,309
Less: outstanding principal	(590,000)	(595,000)
Less: outstanding letters of credit	(150)	(300)
Unused borrowing capacity	$302,509	$246,009

The Bank participates in the primary credit program of the FRB of San Francisco's discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of September 30, 2013, collateral with an estimated fair value of $70.4 million had been pledged under this program, and there were no borrowings outstanding under this program.
The Bank also maintains a portfolio of investment securities. As of September 30, 2013, the Bank had $136.6 million of unrestricted cash and cash equivalents and $879.7 million in investment securities, available-for-sale. The investment portfolio primarily comprises highly liquid securities that can be sold and converted to cash if additional liquidity needs arise.

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

We intend to maintain sufficient liquidity at the Parent Company to pay current quarterly dividends to common stockholders, fund revolving loan balances, make interest payments on trust preferred securities, pay operating expenses and pay certain liabilities.  Additionally, as a result of entering into the Merger Agreement, the Parent Company has been building its cash position to settle the cash payout due upon the closing of the merger. Management regularly monitors the liquidity needs of the Parent Company and will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs. We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as current and projected market and economic conditions, individual borrower funding needs, and existing and planned business activities. Our Management Asset/Liability Committee (“ALCO”) provides oversight to the liquidity management process and recommends policy guidelines for the approval of our Board of Directors, and courses of action to address our actual and projected liquidity needs.
As discussed, to the extent the Bank independently is unable to do so, the Parent Company must maintain the Bank's total risk-based capital ratio at not less than 15% and must maintain the capital levels of the Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. As such, per the CMLA, the Parent Company has provided a $150.0 million unsecured revolving credit facility to the Bank that the Bank may draw on at any time it or the FDIC deems necessary. As of September 30, 2013, there were no amounts drawn or outstanding under this facility. As of September 30, 2013, in connection with the Bank's liquidity risk analysis, we have determined that a draw on this facility would not be required under a severely adverse stress scenario. Under these scenarios, the Parent Company also has included the ability to offer and sell securities under its shelf registration and the ability to sell assets with pricing for such sales executed under an adverse stress scenario.

Special Purpose Entities
We have used special purpose entities (“SPEs”) as part of our legacy funding activities, and we serviced loans that we have transferred to these SPEs. The use of these SPEs was generally required in connection with our non-recourse secured term debt financings to legally isolate us from loans that we transferred to these SPEs if we were to enter into a bankruptcy proceeding.
We evaluate all SPEs with which we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent VIEs, we consolidate these entities if we also determine that we are the primary beneficiary of the entity. For special purpose entities for which we determine we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. The assets and related liabilities of all SPEs that we use to issue our term debt are recognized in our accompanying audited consolidated balance sheets as of December 31, 2012. During the nine months ended September 30, 2013, we called the securitizations and repaid the outstanding third-party debt of $177.2 million, resulting in no outstanding securitizations as of September 30, 2013. Upon this extinguishment of debt, we had no assets and no liabilities related to our SPEs on our consolidated balance sheet as of September 30, 2013.

Commitments, Guarantees & Contingencies
As of September 30, 2013 and December 31, 2012, we had committed lending arrangements to our borrowers of approximately $7.8 billion and $7.4 billion of which approximately $1.0 billion were unfunded. As of September 30, 2013 and December 31, 2012, the Bank had total unfunded commitments of $980.3 million and $922.4 million, respectively. As of September 30, 2013 and December 31, 2012, the Parent Company had total unfunded commitments of $47.9 million and $88.5 million, respectively. Our failure to satisfy our full contractual funding commitment to one or more of our borrowers could create a breach of contract, expose us to lender liability claims and damage our reputation in the marketplace, which could have a material adverse effect on our business.

We have non-cancelable operating leases for office space and office equipment, which expire over the next twelve years and contain provisions for certain annual rental escalations. We have committed to contribute up to an additional $3.8 million to 14 private equity funds.
We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of September 30, 2013 and December 31, 2012, we had issued $43.2 million and $54.2 million, respectively, in standby letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have posted cash and investment securities as collateral with us under these arrangements.
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
Substantially all new loans have been originated at the Bank, and we maintain a comprehensive credit policy manual for all loans that is supplemented by specific loan product underwriting guidelines. Among other things, the credit policy manual sets forth requirements that meet the regulations enforced by both the FDIC and the DBO. Examples of such requirements include the loan to value limitations for real estate secured loans, standards for real estate appraisals and other third-party reports and collateral insurance requirements.
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
Concentrations of Credit Risk
In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States. As of September 30, 2013, borrowers in the following industries comprised the following concentrations by loan balance: health care and social assistance; and real estate and rental and leasing, which represented approximately 22.3% and 21.6% of the outstanding loan portfolio, respectively.  As of September 30, 2013, general real estate loans were our largest loan concentration by sector and represented approximately 14% of our loan portfolio.
Apart from the borrower industry concentrations, loans secured by real estate represented approximately 44% of our outstanding loan portfolio as of September 30, 2013. Within this area, the largest property type concentration was the multifamily category, comprising approximately 11% of total loans and 26% of loans secured by real estate. The largest geographical concentration was in California, comprising approximately 10% of total loans and 23% of loans secured by real estate.
We consider multiple loans as one borrower or one credit relationship when borrowers are under common majority ownership, have a common guarantor, or may depend on each other to service our loans. Selected information pertaining to our largest credit relationship as of September 30, 2013 was as follows:

Loan Balance	% of Total Portfolio	Loan Type	Industry	Loan Commitment	Performing	Specific Reserves	Underlying Collateral(1)	Date of Last Collateral Appraisal	Amount of Last Appraisal
($ in thousands)
$78,764	1.2%	Commercial and Industrial and Real Estate	Health Care and Social Assistance	$79,756	Yes	—	Senior care facilities	n/a	(2)
$78,764	1.2%			$79,756
______________________

(1)	Represents the primary collateral supporting the loan. In certain cases, there may be additional types of collateral.

(2)
The collateral that secures our loan balance of $78.8 million as of September 30, 2013 primarily consists of real estate loans to senior care facility owners and operators and senior care facilities that had a total value of $136.8 million as of September 30, 2013. Total senior debt, including our loan balance, secured by the collateral was $101.0 million as of September 30, 2013.

Non-performing loans include all loans on non-accrual status and accruing loans which are contractually past due 90 days or more as to principal or interest payments. There were 102 credit relationships in the non-performing portfolio as of September 30, 2013, and our largest non-performing credit relationship totaled $29.8 million and comprised 26.8% of our total non-performing loans.
Derivative Counterparty Credit Risk
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of September 30,

2013, the gross positive fair value of derivative financial instruments was $0.6 million. As a result of our master netting arrangements, we had no exposure to this positive fair value as we are in a net liability position as of September 30, 2013.

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
The estimated changes in NII for a twelve-month period based on changes in the interest rates applied to the combined portfolios of our segments as of September 30, 2013, were as follows ($ in thousands):

Change in Market Interest Rates (basis points)	Estimated Change in NII
	Amount	%
+200	$33,609	9.4%
+100	10,229	2.9
-100	1,526	0.4
-200	(498)	(0.1)

In addition to NII simulation, the Company measures the impact of market interest rate changes on our economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items.
The estimated changes in EVE in the following table are based on a discounted cash flow analysis which incorporates the impacts of changes in market interest rates. The model simulations and calculations are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as we change our assumptions in response to relevant market or business circumstances. These calculations do not reflect the changes that we anticipate or may make to reduce our EVE exposure in response to a change in market interest rates as a part of our overall interest rate risk management strategy. As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk and basis risk, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the following table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting changes in EVE and NII estimates are not intended to represent, and should not be construed to represent the underlying value.
The estimated changes in EVE based on interest rates applied to the combined portfolio of our segments as of September 30, 2013, were as follows ($ in thousands):

Change in Market Interest Rates (basis points)	Estimated Change in EVE
	Amount	%
+200	$(65,279)	(4.0)%
+100	(39,599)	(2.4)
-100	52,176	3.2
-200	74,347	4.6

We develop remediation plans that would maintain residual risk within acceptable tolerances if our analysis indicates the NII or EVE will decrease by more than the Asset Liability Management Policy limits in response to an immediate increase or decrease in interest rates.
As of September 30, 2013, approximately 60% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors and accruing interest, approximately 93% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of September 30, 2013 were as follows:

	Amount Outstanding	Percentage of Total Portfolio
	($ in thousands)
Loans with contractual interest rates:
Below the interest rate floor	$3,655,516	55.9%
Exceeding the interest rate floor	11,196	0.2
At the interest rate floor	249,986	3.8
Loans with no interest rate floors	934,420	14.3
Total adjustable rate loans	4,851,118	74.2
Loans on non-accrual	111,276	1.7
Fixed rate loans(1)	1,576,784	24.1
Total	$6,539,178	100.0%
_______________________________________

(1)	Includes $725.2 million of loans that are in their introductory fixed rate period. For the majority of these loans, the fixed interest rate is higher than the fully indexed rate at September 30, 2013.

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
There have been no significant changes during the nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2012.

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
In March 2013, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency ("OCC") issued Final Joint Guidance on Leveraged Lending which outlines for agency-supervised institutions high-level principles related to safe-and-sound leveraged lending activities, including leveraged lending definitions, underwriting considerations, assessing and documenting enterprise value, risk management expectations for credits awaiting distribution, stress-testing expectations, pipeline portfolio management, and risk management expectations for exposures held by the institution. The implementation of this guidance was completed in the third quarter of 2013.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain financial market risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for additional information on our derivatives, see Note 13, Derivative Instruments, in our consolidated financial statements for the three and nine months ended September 30, 2013, and Note 19, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2012 included in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. There have been no changes in our internal control over financial reporting during the three and nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our repurchases of shares of our common stock for the three months ended September 30, 2013, was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans(2)
July 1 - July 31, 2013	106,951	$11.92	—
August 1 - August 31, 2013	153,700	11.86	—
September 1 - September 30, 2013	163,131	11.75	—
Total	423,782	$11.83	—	$86,490,728
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

ITEM 5. OTHER INFORMATION
On October 30, 2013, the Bank filed its Consolidated Reports of Condition and Income for A Bank With Domestic Offices Only - FFIEC 041, for the quarter ended September 30, 2013 (the “Call Report”) with the Federal Deposit Insurance Corporation.

ITEM 6. EXHIBITS

(a)	Exhibits
The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: November 1, 2013	/s/ JAMES J. PIECZYNSKI
James J. Pieczynski
Director and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2013	/s/ JOHN A. BOGLER
John A. Bogler
Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2013	/s/ MICHAEL A. SMITH
Michael A. Smith
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Description
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