Form 10-K
period 2013-12-31
CAPITALSOURCE INC
filed 2014-02-28
CIK 1241199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
The aggregate market value of the Registrant's Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2013 was $1,825,859,491.
As of February 26, 2014, the number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding was 196,869,521.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of CapitalSource Inc.'s Proxy Statement for the 2014 annual meeting of shareholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the footnotes to our audited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, expectations, strategies, goals, and projections and including statements about our expectations regarding the pending merger between the Parent Company and PacWest Bancorp (“PacWest”), CapitalSource Bank net interest margin (“NIM”), loan repayments, credit trends, funding of unfunded loan commitments, CapitalSource Bank and Parent Company liquidity, CapitalSource Bank tax payment to the Parent Company, realizing the allowed portion of the deferred tax asset, and interest rate risk management, all which are subject to numerous assumptions, risks, and uncertainties. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words 'anticipate,' 'assume,' 'intend,' 'believe,' 'expect,' 'estimate,' 'forecast,' 'plan,' 'position,' 'project,' 'will,' 'should,' 'would,' 'seek,' 'continue,' 'outlook,' 'look forward,' and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding preliminary and future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: the ability to complete the pending merger between the Parent Company and PacWest, including obtaining regulatory approvals, or any future transaction, successfully integrating the companies following completion of the merger or achieving expected beneficial synergies and/or operating efficiencies, in each case, within expected time frames or at all; the possibility that regulatory approvals may not be received on expected time frames or at all; the possibility that personnel changes in connection with the merger may not proceed as planned; the possibility that the cost of additional capital may be more than expected; changes in the Company’s stock price before completion of the merger, including as a result of the financial performance of PacWest prior to closing; the reaction to the merger by each of the company’s customers, employees and counterparties; change in interest rates and lending spreads; compression of spreads on newly originated loans; unfavorable changes in asset mix; higher than anticipated payoff levels; changes in our loan product could further compress NIM; deteriorations in credit and other markets; higher than anticipated credit losses; reserves and delinquencies; loan loss provisions; a borrower’s lack of financial strength to repay loans; continued or worsening credit losses; changes in economic or market conditions or investment or lending opportunities; competitive and other market pressures on product pricing and services; reduced demand for our services; loan repayments higher than expected; charge-offs; our inability to grow deposits and access wholesale funding sources; regulatory safety and soundness considerations; the success and timing of other business strategies and asset sales; drawdown of Parent Company unfunded commitments substantially in excess of historical drawings; lower than expected Parent Company's recurring tax basis income; lower than expected taxable income at CapitalSource Bank for which CapitalSource Bank has to reimburse the Parent Company for income tax expenses in accordance with the tax sharing agreement; higher than anticipated capital needs due to strategic or regulatory reasons; CapitalSource Bank dividend payment to the Parent Company is less than expected; changes in tax laws or regulations affecting our business; our inability to generate sufficient earnings; tax planning or disallowance of tax benefits by tax authorities; changes in the forward yield curve; increases or decreases in market interest rates; changes in the relationship between yields on investments and loans repaid and yields on assets reinvested; and other factors described in this Form 10-K and documents subsequently filed by CapitalSource with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Form 10-K are based on information available at the time of the release.
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
As of December 31, 2013, we had total assets of $8.9 billion, total loans of $6.8 billion, total deposits of $6.1 billion and stockholders' equity of $1.6 billion.
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
For the years ended December 31, 2013, 2012 and 2011, we operated as two reportable segments: CapitalSource Bank and Other Commercial Finance. The CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. For additional information, see Note 20, Segment Data.
Current Developments
On July 23, 2013, the Parent Company announced that it had entered into a Merger Agreement (the "Merger") with PacWest Bancorp ("PacWest") pursuant to which the Parent Company will merge with and into PacWest. Under the terms of the Merger, stockholders of the Parent Company will receive $2.47 in cash and 0.2837 shares of PacWest common stock for each share of CapitalSource common stock. The total value of the per share merger consideration, based on the closing price of PacWest shares on July 19, 2013, is $11.64. On January 13, 2014, the Company's shareholders approved the merger; however, the transaction continues to be subject to customary conditions, including the approval of bank regulatory authorities.
Our business focus includes operating CapitalSource Bank and liquidating our remaining Parent Company assets. As of December 31, 2013 and 2012, CapitalSource Bank had $8.1 billion and $7.4 billion of assets, respectively. During 2013, CapitalSource Bank's loan portfolio grew by approximately $1.1 billion or 19.2%, while the loan portfolio of the Parent Company decreased by $0.4 billion or 83.4%; resulting in net loan growth of $0.7 billion. During 2012, CapitalSource Bank's loan portfolio grew by approximately $0.9 billion or 18.6%, while the loan portfolio of the Parent Company decreased by $0.4 billion or 45.8%; resulting in net loan growth of $0.5 billion. CapitalSource Bank's non-performing assets as of December 31, 2013 were $48.6 million, or 0.6% of total assets, a decrease of $0.3 million from December 31, 2012. CapitalSource Bank's allowance for loan losses as of December 31, 2013 was $109.5 million or 1.6% of loans compared to $98.9 million or 1.8% of loans as of December 31, 2012.
CapitalSource Bank's net interest margin for the three months ended December 31, 2013 decreased to 4.76% from the previous quarter as the loan portfolio yields declined, however, the margin was partially offset by loan portfolio growth. We anticipate that the net interest margin will remain relatively flat as compared to the fourth quarter. Net interest margin was 4.86%, 4.79%, 5.08%, and 4.84% for the three months ended September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012, respectively.
Loan Products and Service Offerings
Senior Secured Loans
We make senior secured real estate and asset-based loans which have a first priority lien in the collateral securing the loan. We also make cash flow loans which are secured by the enterprise value of the borrowing entity. Asset-based loans are collateralized by specified assets of the borrower, generally its accounts/notes receivable, inventory and/or machinery. Real estate loans are secured by senior mortgages on real property. We make cash flow loans based on our assessment of a client's ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. Our cash flow loans are generally secured by a security interest in all or substantially all of a borrower's assets.
Our lending activities are primarily focused on the following sectors:

•	Healthcare: real estate, asset-based and cash flow loans to healthcare providers;

•	Lender finance: loans to commercial finance companies with underlying portfolios of tax liens, loans secured by timeshare receivables, auto receivables, student loans and other consumer receivables;

•	Multifamily real estate: mortgage loans on multifamily properties;

•	Commercial real estate: mortgage loans on a variety of commercial property types;

•	Equipment leasing and finance: equipment loans and leases collateralized by the specific equipment financed;

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
Depository Products and Services
Through CapitalSource Bank's 21 branches in southern and central California, our website and our borrower relationships, we provide savings and money market accounts, individual retirement accounts and certificates of deposit. These products are insured up to the maximum amounts permitted by the FDIC. As an industrial bank, we are not permitted to offer demand deposit accounts.
Financing
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt and equity. As a member of the Federal Home Loan Bank of San Francisco (“FHLB SF”), one of 12 regional banks in the Federal Home Loan Bank (“FHLB”) system, CapitalSource Bank had financing availability with the FHLB SF as of December 31, 2013 equal to 35% of CapitalSource Bank's total assets, subject to pledging adequate collateral.
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
Competition
We offer a number of loan and deposit products with many of the loan product offerings focused on niche sectors, such as timeshare lending, security lending, technology and healthcare lending, among others. Generally, our loan products are marketed nationwide while our depository activities occur in California. The primary competition for each of our loan products varies by product type. Our markets are competitive and characterized by varying competitive factors. We compete with a large number of financial services companies, including:

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
Competition is based on a number of factors, including: interest rates charged on loans and paid on deposits, the scope and type of banking and financial services offered, customer service and convenience, and regulatory constraints. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors have substantial market positions and have access to a lower cost of capital or a less expensive source of funds. We believe we compete based on:

•
in-depth knowledge of our borrowers' industries and their business needs based upon information received from our borrowers' key decision-makers, analysis by our experienced professionals and interaction between our borrowers' decision-makers and our experienced professionals;

•	our breadth of loan product offerings and flexible and creative approach to structuring products that meet our borrowers' business and timing needs; and

•	our superior client service.
Supervision and Regulation
Our bank operations are subject to regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. CapitalSource Bank is a California industrial bank and is subject to supervision and regular examination by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Business Oversight ("DBO"). CapitalSource Bank's deposits are insured by the FDIC up to the maximum amounts permitted by law.
Although the Parent Company is not directly regulated or supervised by the DBO, the FDIC, the Federal Reserve Board (“FRB”) or any other federal or state bank regulatory authority either as a bank holding company or otherwise, the Parent Company gave the FDIC authority pursuant to a contractual supervisory agreement (the “Parent Company Agreement”) to examine the Parent Company, the relationship and transactions between it and CapitalSource Bank and the effect of such relationship and transactions on CapitalSource Bank. The Parent Company is subject to regulation by other applicable federal and state agencies, such as the Securities and Exchange Commission ("SEC"). We are required to file periodic reports with these regulators and provide any additional information that they may require.
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
While CapitalSource Bank completed its initial three-year de novo period in July 2011, certain conditions contained in the FDIC Order remain in place pursuant to the continued existence of the Parent Company Agreement and the Capital Maintenance and Liquidity Agreement (the “CMLA”) until such time as we apply for and are granted relief by the FDIC from the requirements of these agreements. Under the provisions of the CLMA, the Parent Company has provided, and is required to continue to provide, a $150.0 million unsecured revolving credit facility that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. This revolving credit facility has been in place since the formation of CapitalSource Bank and has not been drawn upon. Other remaining conditions are the requirement that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15% and also maintain all other capital ratios of well-capitalized banks, to be supported by the Parent Company. CapitalSource Bank remains subject to bank safety and soundness requirements as well as to various regulatory capital requirements established by federal and state regulatory agencies, including any new conditions that our regulators may determine. Pursuant to the Parent Company Agreement, the Parent Company has consented to an examination of itself by the FDIC for purposes of monitoring compliance with the laws and regulations applicable to CapitalSource Bank and its affiliates.
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
The FDIC and DBO conduct periodic examinations to evaluate CapitalSource Bank's safety and soundness and compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the regulators or Congress, could have a material adverse impact on our operations.
In addition, the investment, lending and branch operating authority of CapitalSource Bank is prescribed by state and federal laws, and CapitalSource Bank is prohibited from engaging in any activities not permitted by these laws.
California law provides limits on loans to one borrower. In general, a California bank may not make unsecured loans or extensions of credit to a single or related group of borrowers in excess of 15% of the sum of its shareholders' equity, allowance for loan losses, capital notes and debentures. An additional amount may be lent, equal to 10% of such sum of shareholders' equity and other amounts, if secured by specified readily marketable collateral. As of December 31, 2013, this limit on loans to one borrower was $202.0 million if unsecured and $337.0 million if secured by readily marketable collateral.

The FDIC and DBO, as well as the other federal banking agencies, have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards may be subject to potential enforcement actions by the federal or state banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance for deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, or the issuance of removal and prohibition orders against institution-affiliated parties.
The international Basel Committee on Banking Supervision published the final text of Basel III on December 16, 2010, which introduced new minimum capital requirements. On July 9, 2013, the federal banking agencies issued final rules (the “Basel III Capital Rules”), which become effective on January 1, 2015 (subject to phase-in periods for certain provisions), establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules revise the definitions and components of regulatory capital, expand the scope of the deductions from and adjustments to capital, expand the number of risk-weighting categories and assign higher risk weights to certain assets and make other changes that affect the calculation of regulatory capital ratios. The Basel III Capital Rules also implement certain provisions of the Dodd-Frank Act, including the requirements to remove references to credit ratings from the federal agencies’ rules. These changes, and other regulatory initiatives in the United States, in the wake of the financial crisis, including provisions of the Dodd-Frank Act, are expected to result in higher regulatory capital standards and expectations for banking organizations.
The Basel III Capital Rules (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, and (iii) require that most deductions from and adjustments to capital be made to CET1 rather than to the other components of capital.
Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2015, will be: (1) 4.5% CET1 to risk-weighted assets; (2) 6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1 capital) to risk-weighted assets; (3) 8.0% total capital (i.e., Tier 1 capital plus Tier 2 capital ) to risk-weighted assets; and (4) 4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (i.e., the “leverage ratio”). The Basel III Capital Rules also limit a banking organization’s ability to pay dividends, repurchase shares or pay discretionary bonus if a banking organization does not have a “capital conservation buffer,” comprised of CET1 capital, in an amount greater than 2.5% CET1 of risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016 and must be fully phased-in by January 1, 2019.
Federal Home Loan Bank System
CapitalSource Bank is a member of the FHLB SF. Among other benefits, each FHLB serves its members within its assigned region and makes available loans to its members. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. As a member, CapitalSource Bank is required to purchase and maintain stock in the FHLB SF. As of December 31, 2013, CapitalSource Bank owned $31.3 million in par value of FHLB SF stock, which was in compliance with this requirement.
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
The Dodd-Frank Act imposes a number of significant regulatory and compliance changes in the banking and financial services industry. Many provisions of the Dodd-Frank Act must be implemented by regulations yet to be adopted by various government agencies. These regulations, and other changes in the regulatory regime, may include additional requirements, conditions, and limitations that may impact us. Certain provisions of the Dodd-Frank Act and implementing regulations that may have a material effect on our business are noted below.

•
The Dodd-Frank Act required a study regarding the continued exemption of industrial banks from the Bank Holding Company Act of 1956, as amended, or BHC Act. As a state-chartered industrial bank, CapitalSource Bank is currently exempt from the definition of “bank” under the BHC Act. The required study, which has been completed by the General Accounting Office, did not state a definitive conclusion on this question but did report that the Treasury Department and the FRB believe that the current exemption poses risks to the financial system. If the current exemption is eliminated, in order to continue to own CapitalSource Bank, the Parent Company would be required to register as a bank holding company, or BHC. If we were unsuccessful in registering as a BHC or another exception does not become available to us, our continued ownership of CapitalSource Bank would not be permissible.

•
The Dodd-Frank Act directs the federal banking agencies to issue regulations requiring that the parent company of any federally insured depository institution serve as a “source of financial strength” to its subsidiary depository institution. The source of strength requirement had historically applied only to BHCs and their subsidiary banks. Under the source of strength requirement, the Parent Company will be required to serve as a source of financial strength to CapitalSource Bank. The banking regulators could require the Parent Company to contribute additional capital to CapitalSource Bank or to take, or refrain from taking, other actions for the benefit of CapitalSource Bank.

•
The Dodd-Frank Act restricted the acquisition of control of an industrial bank by a non-financial firm. For a period of three years beginning on July 21, 2010, the Dodd-Frank Act generally prohibited the banking regulators from approving any proposed change in control of an industrial bank, such as CapitalSource Bank, if the proposed acquirer was a “commercial firm.” Although that three-year moratorium period has expired, there is no certainty that the FDIC would approve the direct or indirect acquisition of control of CapitalSource Bank by a commercial firm.

•
The Dodd-Frank Act requires the FRB to adopt regulations requiring increased capital requirements, minimum liquidity ratios, periodic stress testing and the establishment of board-level risk management committees for the largest banking institutions (those with assets greater than $50 billion or, in some case, greater than $10 billion), some or all of which requirements may become requirements, over time, for smaller institutions and for banking organizations not regulated by the FRB.

•
The Dodd-Frank Act requires the federal financial agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain “unregistered investment companies” (defined as hedge funds and private equity funds). This statutory provision is commonly referred to as the “Volcker Rule.” In December 2013, five financial regulatory agencies, including the FDIC, adopted final rules implementing the Volcker Rule (the “Final Rules"). The Final Rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, or (ii) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). The Final Rules are intended to provide greater clarity with respect to the extent of those prohibitions and the related exemptions and exclusions. Each regulated entity, including the Parent Company and CapitalSource Bank, is also required to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. The Final Rules also include certain regulatory reporting requirements. We intend to adopt the Final Rules by the mandated April 1, 2014 date and expect to be fully compliant with the Final Rules by the conformity period on July 21, 2015. We are currently analyzing the effects of the Volcker Rule.

•
Six financial regulatory federal agencies, including the FDIC, have proposed rules to implement the Dodd-Frank Act provisions requiring retention of credit risk by certain securitization participants through holding interests in securitization vehicles. The proposed rules would require a securitizer (or sponsor) to retain an economic interest equal to at least 5 percent of the aggregate credit risk of assets collateralizing an issuance of asset-backed securities, subject to certain exceptions for qualified residential mortgages and qualified commercial real estate mortgages, commercial loans and auto loans, which meet specified underwriting standards. Because these rules are not yet finalized or effective, the ultimate impact of these provisions on the CapitalSource Bank and the Parent Company are not known at this time. We will continue to monitor developments related to the implementation of these risk retention provisions of the Dodd-Frank Act.

Insurance of Accounts and Regulation by the FDIC
CapitalSource Bank's deposits are insured up to the maximum amounts permitted by the FDIC, currently $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The FDIC may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against insured institutions.
On October 7, 2008, the FDIC established a Restoration Plan to return the Depositors Insurance Fund ("DIF") to its statutorily mandated minimum reserve ratio of 1.15% within five years. In 2009, the Restoration Plan was amended to extend the restoration period to seven years and Congress subsequently amended the statute to allow the FDIC up to eight years to return the DIF reserve ratio to 1.15%, absent extraordinary circumstances. To meet this reserve ratio by the end of 2016, the FDIC amended its Restoration Plan and adopted a uniform 3 basis point increase in the initial assessment rates effective January 1, 2011.
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
The Basel III Capital Rules revise the prompt corrective action (“PCA”) regulations pursuant to section 38 of the Federal Deposit Insurance Act, which authorize and, under certain circumstances, require the federal banking agencies to take certain actions against banks that fail to meet their capital requirements, particularly those that are categorized as less than “adequately capitalized” (i.e., categorized as “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized”). The Basel III Capital rules revise the PCA regulations by: (1) introducing a CET1 ratio requirement at each PCA category (other than “critically undercapitalized”; (2) increasing the minimum Tier 1 capital ratio requirement for each category; and (3) eliminating the current provision that allows a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and remain classified as “adequately capitalized.” The total risk-based capital ratio requirement for each PCA category remains unchanged. To qualify as “well capitalized” under the revised PCA regulations, a bank must meet the following capital ratio requirements: (1) 6.5% CET1 to risk-weighted assets; (2) 8.0% Tier 1 capital to risk-weighted assets; (3) 10.0% total capital to risk-weighted assets, and (4) 5.0% leverage ratio. The FDIC and other federal banking agencies have advised that they expect banking organizations to maintain capital ratios well above the minimum ratios necessary to be categorized as “well capitalized.”
To remain in compliance with the conditions imposed by the FDIC, CapitalSource Bank is required to maintain a total risk-based capital ratio of not less than 15% and must at all times be “well-capitalized,” which additionally requires CapitalSource Bank to have minimum Tier 1 risk-based capital ratio of 6% and Tier 1 leverage ratio of 5% in accordance with pre-Basel III Capital Rules. As of December 31, 2013, CapitalSource Bank had Tier 1 leverage, Tier 1 risked-based capital and total risk based capital ratios of 13.88%, 15.03%, and 16.29%, respectively, each in excess of the minimum percentage requirements for “well-capitalized” institutions. With regard to the Basel III Capital Rules, we are in the process of determining the impact of the new capital requirements on our capital ratios. For additional information, see Note 14, Bank Regulatory Capital, in our accompanying audited consolidated financial statements for the year ended December 31, 2013.
Limitations on Capital Distributions
The authority of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. Additionally, Enhanced Supervisory Procedures for Newly Insured FDIC-Supervised Institutions require the FDIC’s prior non-objection to material changes to a de novo institution’s business plan which includes the payment of dividends in excess of the CapitalSource Bank’s FDIC-approved Four Year Plan. For purposes of this guidance, CapitalSource Bank is still categorized as a de novo institution. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") prohibits a bank from making capital distributions, including dividends, if, after such transaction, the bank would be undercapitalized.
In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank and the bank's net income for its last three fiscal years (less any distributions to shareholders during this period). If a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with appropriate regulatory approval in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year and the bank's net income for its current fiscal year. Simultaneously with the Merger with PacWest, CapitalSource Bank will pay a dividend to the Parent Company in an amount no more than CapitalSource Bank's retained earnings as of December 31, 2013.
The FDIC also has the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.
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
Community Reinvestment Act
Under the Community Reinvestment Act ("CRA"), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with the examination of CapitalSource Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment or closure of a branch, by CapitalSource Bank. The FDIC may use an unsatisfactory rating as the basis for the denial of an application. Due to the heightened attention being given to the CRA in the past few years, CapitalSource Bank may be required to devote additional funds for investment and lending in its local community, which comprises southern and central California. CapitalSource Bank received a rating of "Outstanding" from the FDIC on its most recent CRA evaluation.
Regulatory and Criminal Enforcement Provisions
The FDIC and DBO have primary enforcement responsibility over CapitalSource Bank and have the authority to bring action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. The FDIC has the authority to assess civil money penalties for a wide range of violations, which can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. Federal law also establishes criminal penalties for specific violations.
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
Regulation of Other Activities
Some other aspects of our operations are subject to supervision and regulation by governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate credit and lending activities, including establishing licensing requirements in some jurisdictions;

•	establish the maximum interest rates, finance charges and other fees we may charge our borrowers;

•	govern secured transactions;

•	require specified information disclosures to our borrowers;

•	set collection, foreclosure, repossession and claims handling procedures and other trade practices;

•	regulate our borrowers' insurance coverage;

•	prohibit discrimination in the extension of credit and administration of our loans; and

•	regulate the use and reporting of certain borrower information.
In addition, many of our healthcare borrowers receive significant funding from governmental sources and are subject to licensure, certification and other regulation and oversight under the applicable Medicare and Medicaid programs. These regulations and governmental oversight, both on federal and state levels, indirectly affect our business in several ways as discussed below.

•
Failure to comply with the applicable laws and regulation by our borrowers could result in loss of accreditation, denial of reimbursement, imposition of fines or corporate integrity agreements, suspension or decertification from federal and state health care programs, loss of license and closure of the facility.

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

•
Hospitals, nursing facilities and other providers of healthcare services are not always assured of receiving adequate Medicare and Medicaid reimbursements to cover the actual costs of operating the facilities and providing care to patients. In addition, modifications to reimbursement payment mechanisms, statutory and regulatory changes, retroactive rate adjustments, administrative rulings, policy interpretations, payment delays, and government funding restrictions could result in payment delays or alterations in reimbursements affecting providers' cash flows with possible material adverse effect on a borrower's liquidity.

•
Many states are presently considering enacting, or have already enacted, reductions in the amount of funds appropriated to healthcare programs resulting in rate freezes or reductions to their Medicaid payment rates and often curtailments of coverage afforded to Medicaid enrollees. Most of our healthcare borrowers depend on Medicare and Medicaid reimbursements, and reductions in reimbursements, caused by modifications to reimbursement systems, payment cuts, census declines, staffing shortages, or other operational forces from these programs may have a negative impact on their ability to generate adequate revenues to satisfy their obligations to us. There are no assurances that payments from governmental payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for coverage under these programs.

•
The impacts of Congressional healthcare reform, federal fiscal cliff impacts and related budget deficit initiatives, impacts of medicaid expansion participation by individual states where we conduct business, as well as individual state budgetary shortfalls may initiate significant reforms and alterations to the United States healthcare system, including potential material changes to the delivery of healthcare services including anticipated shifts to a higher utilization of managed care coverage, and the level of reimbursements paid to providers and the mechanisms for such payments by the government and other third party payors.

•
For our borrowers to remain eligible to receive reimbursements under the Medicare and Medicaid programs, the borrowers must comply with a number of conditions of participation and other regulations imposed by these programs, and are subject to periodic federal and state surveys to ensure compliance with various clinical, life safety and operational covenants. A borrower's failure to comply with these covenants and regulations may cause the borrower to incur penalties and fines and other sanctions, or lose its eligibility to continue to receive reimbursements under the programs, which could result in the borrower's inability to make scheduled payments to us.

Employees
As of December 31, 2013, we employed 495 people. We believe that our relations with our employees are good.

Executive Officers
Our executive officers and their ages and positions are as follows:

Name	Age	Position
James J. Pieczynski	51	Chief Executive Officer
Douglas H. (Tad) Lowrey	61	Chief Executive Officer - CapitalSource Bank
Laird M. Boulden	56	President
John A. Bogler	48	Chief Financial Officer
Mike A. Smith	47	Senior Vice President and Chief Accounting Officer
Bryan M. Corsini	52	Executive Vice President and Chief Administrative Officer - CapitalSource Bank
Christopher A. Scardelletti	44	Executive Vice President and Chief Credit Officer - CapitalSource Bank
_________________________
Biographies for our executive officers are as follows:
James J. Pieczynski, 51, has served as a director since January 2010 and as Chief Executive Officer since January 2012. Mr. Pieczynski has also served as President of CapitalSource Bank since January 2012 and as a member of the board of directors of CapitalSource Bank since January 2013. Mr. Pieczynski previously served as Co-Chief Executive Officer from January 2010 through December 2011, our President - Healthcare Real Estate Business from November 2008 until January 2010, and our Co-President - Healthcare and Specialty Finance from January 2006 until November 2008. Mr. Pieczynski received his undergraduate degree from the University of Illinois, Urbana-Champaign in 1984.
Douglas H. (Tad) Lowrey, 61, has served as Chairman of the Board of CapitalSource Bank since July 2012, and as the Chief Executive Officer of CapitalSource Bank since its formation on July 25, 2008 and served as President of CapitalSource Bank from his appointment through December 2011. Prior to his appointment, Mr. Lowrey served as Executive Vice President of Wedbush, Inc., a private investment firm and holding company, from January 2006 until June 2008. Mr. Lowrey is an elected director of the Federal Home Loan Bank of San Francisco and the California Bankers Association. He received his undergraduate degree from Arkansas Tech University and was licensed in 1977 in the state of Arkansas as a certified public accountant.
Laird M. Boulden, 56, has served as President since October 2011 and as the Chief Lending Officer of CapitalSource Bank since January 1, 2012. Mr. Boulden previously served as the President of the Company's Corporate Finance Group from May 2011 to October 2011 and President of the Company's Corporate Asset Finance Group from February 2010 to May 2011. Before joining the Company, Mr. Boulden was co-founder of Tygris Commercial Finance where he served as President of Tygris Asset Finance from March 2008 to December 2010 and was the founder and President of RBS Asset Finance (f/k/a RBS Lombard) from October 2001 until March 2008. Mr. Boulden received his undergraduate degree from the University of South Florida in 1979.
John A. Bogler, 48, has served as Chief Financial Officer since January 2012 and as Chief Financial Officer of CapitalSource Bank since its formation on July 25, 2008. Prior to his appointment, Mr. Bogler served as Chief Financial Officer of Affinity Financial Corporation from January 2008 until July 2008. Mr. Bogler served as a financial consultant specializing in bank acquisition and de novo activities from February 2005 until January 2008. Mr. Bogler received his undergraduate degree from Missouri State University in 1988, became a certified public accountant in the state of Missouri in 1991 and became a chartered financial analyst in 1998.
Mike A. Smith, 47, has served as our Chief Accounting Officer since March 2012 and as Chief Accounting Officer of CapitalSource Bank since October 2009. Previously, Mr. Smith served as Senior Vice President, Finance of CapitalSource Bank since its formation from July 2008 until September 2009. Mr. Smith served as Chief Accounting Officer of Fremont Investment & Loan from May 2004 until July 2008. Mr. Smith received his masters and undergraduate degrees from Brigham Young University in 1992, became a certified public accountant in the state of California in 1996, became a certified management accountant in 1997 and became a chartered global management accountant in 2012.
Bryan M. Corsini, 52, has served as the Executive Vice President and Chief Administrative Officer of CapitalSource Bank since October 2011. Mr. Corsini previously served as President, Credit Administration of CapitalSource Bank from July 2008 to October 2011 and as our Chief Credit Officer from our inception in 2000 until July 2008. He received his undergraduate degree from Providence College, Rhode Island. Mr. Corsini was licensed in 1986 in the state of Connecticut as a certified public accountant.
Christopher A. Scardelletti, 44, has served as the Executive Vice President and Chief Credit Officer of CapitalSource Bank since July 2008. Previously, Mr. Scardelletti served as Director of Credit in our Lender Finance Group from March 2003 to June 2008. Mr. Scardelletti received his undergraduate degree from the University of Maryland, College Park and was licensed in 1993 in the state of Maryland as a certified public accountant.

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

Risks Related to the Pending Merger

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

The Merger Agreement prohibits the Company from initiating, soliciting, encouraging or facilitating certain third party acquisition proposals. In addition, the Merger Agreement provides that the Company must pay to PacWest a termination fee in the amount of $91 million under certain limited circumstances relating to third party acquisition transactions involving the Company. This provision might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

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

In particular, leveraged lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its assets. As of December 31, 2013, approximately 28% of the aggregate outstanding loan balance of our portfolio comprised leveraged loans. The value of the assets which we hold as collateral for these loans is typically substantially less than the amount of money we advance to a client under these loans. When a leveraged loan becomes non-performing, our primary recourse to recover some or all of the principal of our loan is to force the sale of the entire company as a going concern or restructure the company in a way we believe would enable it to generate sufficient cash flow over time to repay our loan. Neither of these alternatives may be an available or viable option or generate enough proceeds to repay the loan. Additionally, given recent and current economic conditions, many of our leveraged loan clients have and may continue to suffer decreases in revenues and net income, making them more likely to underperform and default on our loans and making it less likely that we could obtain sufficient proceeds from a restructuring or sale of the company.

Our concentration of loans to privately owned small and medium-sized companies and to a limited number of clients within particular industry or region could expose us to greater lending risk if the market sector, industry or region were to experience economic difficulties or changes in the regulatory environment.

Our portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses in a limited number of industries and regions primarily throughout the United States. In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of December 31, 2013, the single largest industry concentration in our outstanding loan balance was health care and social assistance, which represented approximately 22.2% of the outstanding loan portfolio. As of December 31, 2013, taken in the aggregate, lender finance (primarily timeshare) loans were our largest loan concentration by sector and represented approximately 16% of our loan portfolio. As of December 31, 2013, the largest loan to one borrower amounted to $83.7 million, or 1.2%, of our portfolio and the largest relationship with one borrower amounted to $104.1 million, or 1.5%, of our portfolio which was comprised of multiple loans.

Apart from the borrower industry concentrations, loans secured by real estate represented approximately 43% of our outstanding loan portfolio as of December 31, 2013. Within this area, the largest property type concentration was the multifamily category, comprising approximately 23% of total loans and 10% of loans secured by real estate. The largest geographical concentration was in California, comprising approximately 21% of total loans and 9% of loans secured by real estate.

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

Risks Impacting Funding our Operations

Our ability to operate our business depends on our ability to raise sufficient deposits and in some cases other sources of funding.

CapitalSource Bank's ability to maintain or raise sufficient deposits may be limited by several factors, including:

•	competition from a variety of competitors, many of which offer a greater selection of products and services have greater financial resources;

•
as a California state-chartered bank, CapitalSource Bank is permitted to offer only savings, money market, and time deposit products, which limitations may adversely impact its ability to compete effectively; and

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

As of December 31, 2013, we had $1.1 billion of unfunded commitments to extend credit to our clients, of which $1.0 billion were commitments of CapitalSource Bank and $28.0 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients' ability to provide collateral to secure the requested additional funding, the collateral's satisfaction of eligibility requirements, our clients' ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites to future funding by us, and our clients may draw on these unfunded commitments at any time. Clients may seek to draw on our unfunded commitments to improve their cash positions. We expect that these unfunded commitments will continue to exceed the Parent Company's available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace, which would have a material adverse effect on our ability to continue to operate our business.

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

We are subject to extensive federal and state regulation and supervision that govern, limit or otherwise affect almost all aspects of our operations. Such regulation and supervision is intended primarily to protect customers, depositors and the FDIC Deposit Insurance Fund - not our shareholders. The laws and regulations to which we are subject, among other matters, establish minimum capital requirements, limit the business activities we can conduct, prohibit various business practices, limit the dividends or distributions CapitalSource Bank can pay, establish reporting requirements, require approvals or consent for many types of transactions or business changes, and establish standards for financial and managerial safety and soundness. Our state and federal regulators periodically conduct examinations of our business, including examination of our compliance with laws and regulations as well as the safety and soundness of our banking operations. Failure to comply with laws, regulations or policies pursuant to which we operate, or any regulatory order to which we are or may become subject, even if unintentional or inadvertent, could result in adverse actions by regulatory agencies against us. Such actions could result in higher capital requirements, higher deposit insurance premiums, additional limitations on our activities, civil monetary penalties and fines or, ultimately, termination of deposit insurance, or appointment of the FDIC as conservator or receiver for CapitalSource Bank. See the Supervision and Regulation section of Item 1, Business, above and, Item 8, Financial Statements and Supplementary Data, including Note 14, Bank Regulatory Capital, in our accompanying audited consolidated financial statements for the year ended December 31, 2013.

Changes in laws and regulations, including the enactment of the Dodd-Frank Act, may have a material effect on our operations.

We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets. In addition, federal and state legislatures and regulatory agencies continually review banking laws, regulations and policies for possible changes for other reasons, including perceived needs for improvements in the provision of financial services, the elimination of inappropriate practices or a strengthening of risk management practices. Changes to banking laws or regulations, including changes in their interpretation or implementation, could materially affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit or restrict our ability to use capital for business purposes, limit the types of financial services and products we may offer or increase the ability of companies not subject to banking regulations to offer competing financial services and products, among other things, which may have a material adverse effect on our business, financial condition, results of operations or reputation.
The Dodd-Frank Act imposes a number of significant regulatory and compliance changes in the banking and financial services industry. Many provisions of the Dodd-Frank Act must be implemented by regulations yet to be adopted by various government agencies. These regulations, and other changes in the regulatory regime, may include additional requirements, conditions, and limitations that may impact us. Certain provisions of the Dodd-Frank Act and implementing regulations that may have a material effect on our business are noted below.

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

•
The Dodd-Frank Act directs the federal banking agencies to issue regulations requiring that the parent company of any federally insured depository institution serve as a “source of financial strength” to its subsidiary depository institution. The source of strength requirement had historically applied only to BHCs and their subsidiary banks. Under the source of strength requirement, the Parent Company will be required to serve as a source of financial strength to CapitalSource Bank. The banking regulators could require the Parent Company to contribute additional capital to CapitalSource Bank or to take, or refrain from taking, other actions for the benefit of CapitalSource Bank.

•
The Dodd-Frank Act restricted the acquisition of control of an industrial bank by a non-financial firm. For a period of three years beginning on July 21, 2010, the Dodd-Frank Act generally prohibited the banking regulators from approving any proposed change in control of an industrial bank, such as CapitalSource Bank, if the proposed acquirer was a “commercial firm.” Although that three-year moratorium period has expired, there is no certainty that the FDIC would approve the direct or indirect acquisition of control of CapitalSource Bank by a commercial firm.

•
The Dodd-Frank Act requires the FRB to adopt regulations requiring increased capital requirements, minimum liquidity ratios, periodic stress testing and the establishment of board-level risk management committees for the largest banking institutions (those with assets greater than $50 billion or, in some case, greater than $10 billion), some or all of which requirements may become requirements, over time, for smaller institutions and for banking organizations not regulated by the FRB.

•
The Dodd-Frank Act requires the federal financial agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain “unregistered investment companies” (defined as hedge funds and private equity funds). This statutory provision is commonly referred to as the “Volcker Rule.” In December 2013, five financial regulatory agencies, including the FDIC, adopted final rules implementing the Volcker Rule (the “Final Rules”). The Final Rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, or (ii) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). The Final Rules are intended to provide greater clarity with respect to the extent of those prohibitions and the related exemptions and exclusions. Each regulated entity, including the Parent Company and CapitalSource Bank, is also required to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. The Final Rules also include certain regulatory reporting requirements. We intend to adopt the Final Rules by the mandated April 1, 2014 date and expect to be fully compliant with the Final Rules by the conformity period on July 21, 2015. We are currently analyzing the impact of the Final Rule.

Six financial regulatory federal agencies, including the FDIC, have proposed rules to implement the Dodd-Frank Act provisions requiring retention of credit risk by certain securitization participants through holding interests in securitization vehicles. The proposed rules would require a securitizer (or sponsor) to retain an economic interest equal to at least 5 percent of the aggregate credit risk of assets collateralizing an issuance of asset-backed securities, subject to certain exceptions for qualified residential mortgages and qualified commercial real estate mortgages, commercial loans and auto loans, which meet specified underwriting standards. Because these rules are not yet finalized or effective, the ultimate effect of these provisions on the CapitalSource Bank and the Parent Company are not known at this time. We will continue to monitor developments related to the implementation of these risk retention provisions of the Dodd-Frank Act.

These rules and regulations, and other changes in the regulatory regime, may include additional requirements, conditions, and limitations that could increase our compliance costs and materially adversely affect our business, operations, financial results and the price of our common stock.

Federal bank regulators have adopted increased capital standards for banking organizations, including under the Basel III framework, which may have a material effect on our operations.

We are required to satisfy minimum regulatory capital standards. On December 16, 2010, the Basel Committee on Banking Supervision announced an international agreement among member country bank regulatory authorities to a heightened set of capital and liquidity standards, referred to as Basel III, for banking organizations around the world. On July 9, 2013, the federal banking agencies issued final rules (the “Basel III Capital Rules”), which will become effective on January 1, 2015 (subject to phase-in periods for certain provisions), establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules revise the definitions and components of regulatory capital, expand the scope of the deductions from and adjustments to capital, expand the number of risk-weighting categories and assign higher risk weights to certain assets and make other changes that affect the calculation of regulatory capital ratios. The Basel III Capital Rules also implement certain provisions of the Dodd-Frank Act, including the requirements to remove references to credit ratings from the federal agencies’ rules. These changes and other regulatory initiatives in the United States in the wake of the financial crisis, including provisions of the Dodd-Frank Act, are expected to result in higher regulatory capital standards and expectations for banking organizations.

The Basel III Capital Rules (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, and (iii) require that most deductions from and adjustments to capital be made to CET1 rather than to the other components of capital.

Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2015, will be: (1) 4.5% CET1 to risk-weighted assets; (2) 6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1 capital) to risk-weighted assets; (3) 8.0% total capital (i.e., Tier 1 capital plus Tier 2 capital ) to risk-weighted assets; and (4) 4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (i.e., the “leverage ratio”). The Basel III Capital Rules also limit a banking organization’s ability to pay dividends, repurchase shares or pay discretionary bonus if a banking organization does not have a “capital conservation buffer,” comprised of CET1 capital, in an amount greater than 2.5% CET1 of risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

In addition, the Basel III Capital Rules revise the prompt corrective action (“PCA”) regulations pursuant to section 38 of the Federal Deposit Insurance Act, which authorize and, under certain circumstances, require the federal banking agencies to take certain actions against banks that fail to meet their capital requirements, particularly those that are categorized as less than “adequately capitalized” (i.e., categorized as “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized”). The Basel III Capital rules revise the PCA regulations by: (1) introducing a CET1 ratio requirement at each PCA category (other than “critically undercapitalized”; (2) increasing the minimum Tier 1 capital ratio requirement for each category; and (3) eliminating the current provision that allows a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and remain classified as “adequately capitalized.” The total risk-based capital ratio requirement for each PCA category remains unchanged. To qualify as “well capitalized” under the revised PCA regulations, a bank must meet the following capital ratio requirements: (1) 6.5% CET1 to risk-weighted assets; (2) 8.0% Tier 1 capital to risk-weighted assets; (3) 10.0% total capital to risk-weighted assets, and (4) 5.0% leverage ratio. The FDIC and other federal banking agencies have advised that they expect banking organizations to maintain capital ratios well above the minimum ratios necessary to be categorized as “well capitalized.”

We are in the process of determining the impact of the new capital requirements on our capital ratios.

In general, however, increased regulatory capital and liquidity standards, or changes in the manner in which such standards are implemented, could adversely affect our financial results. We will continue to monitor developments relating to the implementation of the Basel III Capital Rules, the issuance of any additional capital and liquidity requirements and their potential impact on our operations.

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

Our risk management framework may not be effective in mitigating risks and/or losses to us.

We have implemented a risk management framework to manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, financial, interest rate, legal and regulatory, compliance, strategic, reputation, fiduciary, and general economic risks. Our framework also includes financial or other modeling methodologies, which involves management assumptions and judgment. There is no assurance that our risk management framework will be effective under all circumstances or that it will adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected. We may also be subject to potentially adverse regulatory consequences.

The change of control rules under Section 382 of the Internal Revenue Code may limit our ability to use net operating loss carryovers and other tax attributes to reduce future tax payments or our willingness to issue equity.

We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code, our ability to utilize our net operating loss carryforwards, certain built-in losses and other tax attributes recognized in years after the ownership change generally would be limited. The annual limit would equal the product of the applicable long term tax exempt rate and the value of the relevant taxable entity's capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more (the "5-Percent Shareholders") of a company's outstanding stock, including certain public groups of stockholders as set forth under Section 382, and those arising from new stock issuances and other equity transactions, which may limit our willingness and ability to issue new equity. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether we have undergone, or in the future will undergo, an ownership change under Section 382 of the Internal Revenue Code.

In July 2013, the Board of Directors adopted a tax benefit preservation plan which was designed to preserve the net operating loss carryforwards and other tax attributes of the Company. The plan is intended to discourage persons from becoming 5-Percent Shareholders and existing 5-Percent Shareholders from increasing their beneficial ownership of shares.

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

Risks Related to Income Taxes

The Company and its subsidiaries are subject to examinations and challenges by taxing authorities.

In the normal course of business, the Company and its subsidiaries are routinely subjected to examinations and challenges from federal and state taxing authorities regarding tax positions taken by the Company and the determination of the amount of tax due. These examinations may relate to income, franchise, gross receipts, payroll, property, sales and use, or other tax returns filed, or not filed, by the Company. The challenges made by taxing authorities may result in adjustments to the amount of taxes due, and may result in the imposition of penalties and interest. If any such challenges are not resolved in the Company's favor, they could have a material adverse effect on the Company's financial condition, results of operations, and liquidity.

The Company and its subsidiaries are subject to changes in federal and state tax laws and changes in interpretation of existing laws.

The Company's financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting income tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on the Company's financial condition, results of operations, and liquidity.

Risks Related to Our Common Stock

We may not pay dividends on our common stock.

Our board of directors, in its sole discretion, will determine the amount and frequency of dividends to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, regulatory stress tests, economic conditions, tax considerations, and other factors. If we change our dividend policy, our common stock price could be adversely affected.

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
We lease office space in Los Angeles, California and Chevy Chase, Maryland, a suburb of Washington, D.C., under long-term operating leases. We also maintain smaller offices under operating leases in Arizona, California, Colorado, Connecticut, Georgia, Florida, Illinois, Massachusetts, Missouri, New York, North Carolina, Pennsylvania, Tennessee, Texas and Utah. We believe our leased facilities are adequate for us to conduct our business.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CSE.” The high and low sales prices for our common stock as reported by the NYSE for the quarterly periods during 2013 and 2012 were as follows:

	High	Low
2013:
Fourth Quarter	$14.72	$12.98
Third Quarter	13.23	11.37
Second Quarter	12.26	8.85
First Quarter	9.86	8.03
2012:
Fourth Quarter	$8.15	$7.26
Third Quarter	7.93	6.56
Second Quarter	6.99	5.96
First Quarter	7.26	6.30

On February 26, 2014, the last reported sale price of our common stock on the NYSE was $14.41 per share.
Holders
As of February 26, 2014, there were 384 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares, but whose shares are held of record by a broker or clearing agency, and each such broker or clearing agency is included as one record holder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.
Dividend Policy
For the years ended December 31, 2013 and 2012, we declared and paid dividends as follows:

	Dividends Declared and Paid per Share
	2013	2012
Fourth Quarter	$0.01	$0.51
Third Quarter	0.01	0.01
Second Quarter	0.01	0.01
First Quarter	0.01	0.01
Total dividends declared and paid	$0.04	$0.54

For shareholders who held our shares for the entire year, the dividends declared and paid in 2013 and 2012 were classified for tax reporting purposes as dividend income.
Our Board of Directors (the "Board"), in its sole discretion, will determine the amount and frequency of dividends to be provided to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, and other factors. Per the Merger Agreement, our dividend is limited to $0.01 per share per quarter.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
A summary of our common stock share repurchases for the three months ended December 31, 2013, was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans(2)
October 1 - October 31, 2013	22,206	$12.89	—
November 1 - November 30, 2013	33,588	13.45	—
December 1 - December 31, 2013	102,741	14.16	—
Total	158,535	$13.83	—	$—
_________________________

(1)
Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)
In December 2010, our Board authorized the repurchase of $150.0 million of our common stock over a period of up to 2 years. Subsequently, an additional $635.0 million was also authorized during the same period. In October 2012, the Board extended the program to include the period through December 31, 2013 and reset the authorization at $250.0 million. Collectively, we refer to these authorizations as the “Stock Repurchase Program.” All shares repurchased under the Stock Repurchase Program were retired upon settlement. As a result of entering into the Merger Agreement, the Stock Repurchase Program was suspended as of July 23, 2013. The Stock Repurchase Program was terminated as of December 31, 2013.

Performance Graph
The following graph compares the performance of our common stock during the five-year period beginning on December 31, 2008 to December 31, 2013, with the S&P 500 Index and the S&P 500 Financials Index. The graph depicts the results of investing $100 in our common stock, the S&P 500 Index, and the S&P 500 Financials Index at closing prices on December 31, 2008, assuming all dividends were reinvested. Historical stock performance during this period may not be indicative of future stock performance.

Comparison of Cumulative Total Return
Source: SNL Financial LC, Charlottesville, VA

Company/Index	Base Period 12/31/08	Year Ended December 31,
		2009	2010	2011	2012	2013
CapitalSource Inc.	$100	$87.1	$156.9	$149.0	$180.8	$344.1
S&P 500 Index	100	126.5	145.5	148.6	172.4	228.2
S&P 500 Financials Index	100	117.2	131.4	109.0	140.4	190.5

ITEM 6.	SELECTED FINANCIAL DATA
You should read the data set forth below in conjunction with our audited consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information appearing elsewhere in this report. The following tables show selected portions of historical consolidated financial data as of and for the five years ended December 31, 2013. We derived our selected consolidated financial data as of and for the five years ended December 31, 2013, from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands, except per share and share data)
Results of operations:
Interest income	$447,476	$468,214	$510,390	$639,641	$871,946
Interest expense	74,088	79,407	150,010	232,096	427,312
Net interest income	373,388	388,807	360,380	407,545	444,634
Provision for loan and lease losses	20,531	39,442	92,985	307,080	845,986
Net interest income (loss) after provision for loan and lease losses	352,857	349,365	267,395	100,465	(401,352)
Non-interest income	82,550	49,846	92,694	71,662	(8,667)
Non-interest expense	189,078	193,682	375,170	333,451	364,511
Net income (loss) from continuing operations before income taxes	246,329	205,529	(15,081)	(161,324)	(774,530)
Income tax expense (benefit) (1)	82,037	(285,081)	36,942	(20,802)	136,314
Net income (loss) from continuing operations	164,292	490,610	(52,023)	(140,522)	(910,844)
Net income from discontinued operations, net of taxes	—	—	—	9,489	49,868
Gain (loss) from sale of discontinued operations, net of taxes	—	—	—	21,696	(8,071)
Net income (loss)	164,292	490,610	(52,023)	(109,337)	(869,047)
Net loss attributable to noncontrolling interests	—	—	—	(83)	(28)
Net income (loss) attributable to CapitalSource Inc.	$164,292	$490,610	$(52,023)	$(109,254)	$(869,019)
Basic income (loss) per share:
From continuing operations	$0.84	$2.19	$(0.17)	$(0.44)	$(2.97)
From discontinued operations	—	—	—	0.10	0.14
Attributable to CapitalSource Inc.	$0.84	$2.19	$(0.17)	$(0.34)	$(2.84)
Diluted income (loss) per share:
From continuing operations	$0.82	$2.13	$(0.17)	$(0.44)	$(2.97)
From discontinued operations	—	—	—	0.10	0.14
Attributable to CapitalSource Inc.	$0.82	$2.13	$(0.17)	$(0.34)	$(2.84)
Average shares outstanding:
Basic	195,189,983	223,928,583	302,998,615	320,836,867	306,417,394
Diluted	200,451,899	230,154,989	302,998,615	320,836,867	306,417,394
Cash dividends declared per share	$0.04	$0.54	$0.04	$0.04	$0.04
Dividend payout ratio attributable to CapitalSource Inc.	0.05	0.25	(0.24)	(0.12)	(0.01)
________________________

(1)
We provided for income tax expense (benefit) on the consolidated income earned or loss incurred based on effective tax rates of 33.3%, (138.7)%, (245)%, 12.9%, and (17.6)% in 2013, 2012, 2011, 2010 and 2009, respectively.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Balance sheet data:
Investment securities, available-for-sale	$870,482	$1,079,025	$1,188,002	$1,522,911	$960,591
Investment securities, held-to-maturity	74,369	108,233	111,706	184,473	242,078
Commercial real estate “A” Participation Interest, net	—	—	—	—	530,560
Total loans(1)	6,663,969	6,044,676	5,729,537	5,922,650	7,549,215
Assets of discontinued operations, held for sale	—	—	—	—	624,650
Total assets	8,905,490	8,549,005	8,300,068	9,445,407	12,261,050
Deposits	6,127,690	5,579,270	5,124,995	4,621,273	4,483,879
Credit facilities	—	—	—	67,508	542,781
Term debt	—	177,188	309,394	979,254	2,956,536
Other borrowings	1,037,156	1,005,738	1,015,099	1,375,884	1,204,074
Total borrowings	1,037,156	1,182,926	1,324,493	2,422,646	4,703,391
Liabilities of discontinued operations	—	—	—	—	363,293
Total shareholders' equity	1,636,627	1,625,172	1,575,146	2,053,942	2,183,259
Total loan commitments	8,028,407	7,448,235	7,558,327	8,592,968	11,600,297
Average outstanding loan size	3,511	3,643	3,779	4,538	7,720
Average balance of loans(2)	6,369,520	6,013,799	5,816,760	7,375,775	9,028,580
Employees as of year end	495	543	564	625	665
________________________

(1)	Includes loans held for sale and loans held for investment, net of deferred loan fees and discounts and the allowance for loan and lease losses.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Performance ratios:
Return on average assets:
Income (loss) from continuing operations	1.90%	5.80%	(0.58)%	(1.36)%	(6.41)%
Net income (loss)	1.90%	5.80%	(0.58)%	(1.06)%	(5.69)%
Return on average equity:
Income (loss) from continuing operations	10.41%	30.25%	(2.64)%	(6.97)%	(43.86)%
Net income (loss)	10.41%	30.25%	(2.64)%	(5.42)%	(31.96)%
Yield on average interest-earning assets(1)	5.79%	6.16%	6.28%	6.65%	6.42%
Cost of funds(1)	1.07%	1.19%	2.23%	2.90%	3.60%
Net interest margin(1)	4.83%	5.12%	4.43%	4.24%	3.27%
Operating expenses as a percentage of average total assets(2)	1.96%	2.21%	2.37%	2.15%	1.91%
Core lending spread(1)	6.33%	6.77%	7.67%	7.51%	7.41%
Efficiency ratio(3)	38.44%	43.50%	47.18%	46.41%	62.39%
Credit quality ratios(4):
Loans 30-89 days contractually delinquent as a percentage of average loans (as of year end)	0.03%	0.39%	0.21%	0.44%	3.33%
Loans 90 or more days delinquent as a percentage of average loans (as of year end)	0.41%	0.66%	1.61%	5.03%	5.50%
Loans on non-accrual status as a percentage of average loans (as of year end)	1.49%	1.98%	4.72%	10.99%	12.89%
Impaired loans as a percentage of average loans (as of year end)	1.49%	3.32%	7.15%	14.65%	15.10%
Net charge offs (as a percentage of average loans)	0.27%	1.27%	4.62%	5.78%	7.30%
Allowance for loan and lease losses as a percentage of loans receivable (as of year end)	1.78%	1.91%	2.67%	5.35%	7.08%
Capital and leverage ratios:
Average equity to average assets(1)	18.25%	19.18%	22.01%	19.49%	14.61%
Equity to total assets (as of year end)(1)	18.38%	19.01%	18.98%	21.75%	17.93%
________________________

(1)	Ratios calculated based on continuing operations.

(2)	Operating expenses included compensation and benefits, professional fees, occupancy expense, FDIC fees and assessments, general depreciation and amortization and other administrative expenses.

(3)	Efficiency ratio is defined as operating expense divided by net interest and non-interest income, less leased equipment depreciation.

(4)	Credit ratios calculated based on average gross loans, which excludes deferred loan fees and discounts and the allowance for loan and lease losses.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As of December 31, 2013, we had total assets of $8.9 billion, total loans of $6.8 billion, total deposits of $6.1 billion and stockholders' equity of $1.6 billion.
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
For the years ended December 31, 2013, 2012 and 2011, we operated as two reportable segments: the Bank and Other Commercial Finance. The Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. For additional information, see Note 20, Segment Data.
Results of Operations
Consolidated
The significant factors influencing our consolidated results of operations for the year ended December 31, 2013, compared to the year ended December 31, 2012 include an increase in net income tax expense, a decrease in interest income, offset by an increase in non-interest income and a decrease in loan and lease loss provision. Consolidated income tax expense (benefit) for the year ended December 31, 2013 and 2012 was $82.0 million and $(285.1) million, respectively. The $367.1 million increase in income tax expense was primarily the result of the release of the deferred tax valuation allowance during the year ended December 31, 2012. Interest income decreased from $468.2 million during year ended December 31, 2012 to $447.5 million during the year ended December 31, 2013 due to lower yields on both our loan portfolio and investment securities available-for-sale portfolio. Non-interest income increased during the year ended December 31, 2013 primarily due to gains on investments arising from the sale of investment securities. The loan and lease loss provision decreased from $39.4 million for the year ended December 31, 2012 to $20.5 million for the year ended December 31, 2013 due to an improvement in our overall portfolio credit profile with reserve releases related to loans at the Parent Company.

For the years ended December 31, 2013, 2012 and 2011, our consolidated average balances and the resulting average interest yields and rates were as follows:

	2013			2012			2011
	Average Balance	Interest Income / (Expense)	Yield / Rate	Average Balance	Interest Income / (Expense)	Yield / Rate	Average Balance	Interest Income / (Expense)	Yield / Rate
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$263,771	$648	0.25%	$372,581	$1,304	0.35%	$809,946	$2,195	0.27%
Investment securities	1,067,571	30,242	2.83%	1,247,084	38,230	3.07%	1,562,768	55,524	3.55%
Loans(1)	6,369,520	415,375	6.52%	5,952,699	428,397	7.20%	5,732,172	452,607	7.90%
Other assets	29,542	1,211	4.10%	25,978	283	1.01%	23,742	64	0.27%
Total interest-earning assets	$7,730,404	$447,476	5.79%	$7,598,342	$468,214	6.16%	$8,128,628	$510,390	6.28%
Interest-bearing liabilities:
Deposits	$5,870,561	$51,941	0.88%	$5,400,247	$51,035	0.95%	$4,808,141	$53,609	1.11%
Other borrowings	1,051,639	22,147	2.11%	1,253,237	28,372	2.26%	1,911,613	96,401	5.04%
Total interest-bearing liabilities	$6,922,200	$74,088	1.07%	$6,653,484	$79,407	1.19%	$6,719,754	$150,010	2.23%
Net interest income/spread(2)		$373,388	4.72%		$388,807	4.97%		$360,380	4.05%
Net interest margin			4.83%			5.12%			4.43%
_______________________

(1)	Average loan balances are net of deferred fees and discounts on loans. Non-accrual loans have been included in the average loan balances for the purpose of this analysis.

(2)
Net interest income is defined as the difference between total interest income and total interest expense which is calculated on a continuing operations basis. Net yield on interest-earning assets is defined as net interest-earnings divided by average total interest-earning assets.

For the years ended December 31, 2013 and 2012, changes in interest income, interest expense and net interest income as a result of changes in volume, changes in interest rates or both were as follows:

	2013 Compared to 2012			2012 Compared to 2011
	Due to Change in:(1)		Net Change	Due to Change in:(1)		Net Change
	Rate	Volume		Rate	Volume
	($ in thousands)
(Decrease) increase in interest income:
Cash and cash equivalents	(336)	(321)	(657)	518	(1,409)	(891)
Investment securities, available-for-sale	(2,717)	(5,204)	(7,921)	(865)	(8,553)	(9,418)
Investment securities, held-to-maturity	(288)	220	(68)	(5,709)	(2,166)	(7,875)
Loans	(41,816)	28,794	(13,022)	(41,156)	16,946	(24,210)
Other assets	911	17	928	207	13	220
Total (decrease) increase in interest income	(44,246)	23,506	(20,740)	(47,005)	4,831	(42,174)
(Decrease) increase in interest expense:
Deposits	(3,374)	4,282	908	(8,726)	6,153	(2,573)
Credit facilities	—	—	—	(1,783)	(1,783)	(3,566)
Long-term debt	2,555	(6,172)	(3,617)	(18,360)	(18,154)	(36,514)
Other borrowings	(2,495)	(115)	(2,610)	(19,806)	(8,143)	(27,949)
Total decrease in interest expense	$(3,314)	$(2,005)	$(5,319)	$(48,675)	$(21,927)	$(70,602)
Net increase (decrease) in net interest income	$(40,932)	$25,511	$(15,421)	$1,670	$26,758	$28,428
_________________

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Our consolidated operating results for the year ended December 31, 2013, compared to the year ended December 31, 2012, and for the year ended December 31, 2012, compared to the year ended December 31, 2011, were as follows:

	Year Ended December 31,			2013 vs. 2012 % Change	2012 vs. 2011 % Change
	2013	2012	2011
	($ in thousands)
Interest income	$447,476	$468,214	$510,390	(4.4)%	(8.3)%
Interest expense	74,088	79,407	150,010	(6.7)%	(47.1)%
Provision for loan and lease losses	20,531	39,442	92,985	(47.9)%	(57.6)%
Non-interest income	82,550	49,846	92,694	65.6%	(46.2)%
Non-interest expense	189,078	193,682	375,170	(2.4)%	(48.4)%
Income tax expense (benefit)	82,037	(285,081)	36,942	128.8%	(871.7)%
Net income (loss)	164,292	490,610	(52,023)	(66.5)%	1,043.1%

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
In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the history of operating losses and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2013 and 2012, the valuation allowance was $152.0 million and $128.6 million, respectively.
During 2012, we reversed $358.1 million of the valuation allowance, and such reversal was recorded as a benefit in our income tax expenses. Each of the deferred tax assets was evaluated based on our evaluation of the available positive and negative evidence with respect to our ability to realize the deferred tax asset, including considering their associated character and jurisdiction. The decision to reverse a large portion of the valuation allowance was based on our evaluation of all positive and negative evidence. A cumulative loss position, such as we had for the previous three-year period ended December 31, 2011, is generally considered significant negative evidence in assessing the realizability of a deferred tax asset. However, significant positive evidence had developed which overcame this negative evidence such that, during the year ended December 31, 2012, management determined that it is more likely than not that a portion of the deferred tax asset will be realized. This determination was made not based upon a single event or occurrence, but based upon the accumulation of all positive and negative evidence including recent trends in our earnings and taxable income. Other positive evidence included the projection of future taxable income based on a recent history of positive earnings at the Bank, improved asset performance trends, substantial decline in the Parent Company's operations and assets, and one-time losses included in the three-year cumulative pre-tax loss (i.e., debt extinguishment loss). Additionally, we are no longer in a cumulative pre-tax loss position since the end of 2012.
A valuation allowance of $152.0 million remains in effect as of December 31, 2013 with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
2013 vs. 2012. Consolidated income tax expense for the year ended December 31, 2013 was $82.0 million, compared to an income tax benefit of $(285.1) million for the year ended December 31, 2012. The income tax expense of $82.0 million for the year ended December 31, 2013 was primarily due to the tax on pre-tax book income offset by the resolution of the 2006-2008 audit and the sale of capital assets. The income tax benefit of $(285.1) million for the year ended December 31, 2012 was primarily due to the release of valuation allowance.
2012 vs. 2011. Consolidated income tax benefit for the year ended December 31, 2012 was $(285.1) million, compared to income tax expense of $36.9 million for the year ended December 31, 2011. The income tax benefit of $(285.1) million for the year ended December 31, 2012 was primarily due to the release of the valuation allowance. The tax expense of $36.9 million for the year ended December 31, 2011 was primarily due to the decrease in the net deferred tax assets of one of our corporate entities.
Comparison of the Years Ended December 31, 2013, 2012 and 2011
Certain amounts in the prior year's audited consolidated financial statements have been reclassified to conform to the current year presentation, including modifying the presentation of our audited consolidated statements of operations to include the caption of total operating expenses and the new line item of other administrative expenses being split apart from other non-interest expense. Accordingly, the reclassifications have been appropriately reflected throughout our audited consolidated financial statements. The discussion that follows differentiates our results of operations between our segments.

CapitalSource Bank Segment
Our CapitalSource Bank operating results for the year ended December 31, 2013, compared to December 31, 2012, and for the year ended December 31, 2012, compared to December 31, 2011, were as follows:

	Year Ended December 31,			2013 vs. 2012 % Change	2012 vs. 2011 % Change
	2013	2012	2011
	($ in thousands)
Interest income	$418,885	$393,083	$368,964	6.6%	6.5%
Interest expense	62,685	62,096	62,802	0.9%	(1.1)%
Provision for loan and lease losses	16,866	16,192	27,539	4.2%	(41.2)%
Non-interest income	66,184	60,495	41,697	9.4%	45.1%
Non-interest expense	168,249	168,569	149,710	(0.2)%	12.6%
Income tax expense	96,593	84,054	57,996	14.9%	44.9%
Net income	140,676	122,667	112,614	14.7%	8.9%

Interest Income
2013 vs. 2012. Total interest income increased to $418.9 million for the year ended December 31, 2013 from $393.1 million for the year ended December 31, 2012, with an average yield on interest-earning assets of 5.72% and 5.90%, respectively. During the years ended December 31, 2013 and 2012, interest income on loans was $390.9 million and $359.2 million, respectively, yielding 6.41% and 7.01% on average loan balances of $6.1 billion and $5.1 billion, respectively. The 60 basis point decrease in loan yield is due to a 46 basis point decrease from lower loan and lease yields, a 17 basis point decrease due to amortization of premiums on purchased loans, a 15 basis point decrease due to the amortization of deferred loan fees, offset by a 15 basis point increase due to changes in prepayment speeds on loans, a 3 basis point increase due to changes in non-accrual interest and other factors.
Included in the lower loan yield analysis above, interest income of $4.7 million and $8.8 million during the years ended December 31, 2013 and 2012, respectively, was not recognized for loans on non-accrual status which negatively impacted the yield on loans by 0.08% and 0.17%, respectively. During the years ended December 31, 2013 and 2012, $0.4 million and $1.4 million of interest was collected on loans previously on non-accrual status and recognized in interest income, respectively.
During the years ended December 31, 2013 and 2012, interest income from our investments, including available-for-sale and held-to-maturity securities, was $26.4 million and $32.4 million, yielding 2.53% and 2.65% on average balances of $1.0 billion and $1.2 billion, respectively. The average balances of investment securities available-for-sale and held-to-maturity decreased as a result of sales and maturities of securities which we did not fully replace due to loan growth and associated liquidity needs. The investment yield change is primarily due to a 36 basis point decrease resulting from relatively higher yielding securities paying down, purchasing new securities at lower yields and adjustable rate bonds' coupons resetting lower, offset by an 8 basis point increase resulting from accelerated discount amortization of a held-to-maturity commercial mortgage-backed security ("CMBS") from its prepayment and a 16 basis point increase due to lower premium amortization attributable to slower projected prepayment speeds on our available-for-sale MBS. As a result, total interest income on investments decreased $6.0 million attributed to a $5.9 million and $0.1 million decrease in interest income from available-for-sale securities and held-to-maturity securities, respectively.
During the year ended December 31, 2013, we purchased $117.6 million of investment securities, available-for-sale and $47.9 million of held-to-maturity securities, while $318.8 million and $35.5 million of principal repayments and sales were made on our investment securities, available-for-sale and held-to-maturity, respectively. During the year ended December 31, 2012, we purchased $287.1 million of investment securities, available-for-sale and no investment securities, held-to-maturity while $385.3 million and $5.1 million, respectively, of principal repayments were received.
During the years ended December 31, 2013 and 2012, interest income on cash and cash equivalents was $0.4 million and $1.2 million, respectively, yielding 0.29% and 0.40% on average balances of $150.1 million and $294.2 million, respectively.
2012 vs. 2011. Total interest income increased to $393.1 million for the year ended December 31, 2012 from $369.0 million for the year ended December 31, 2011, with an average yield on interest-earning assets of 5.90% for the year ended December 31, 2012 compared to 6.13% for the year ended December 31, 2011. During the years ended December 31, 2012 and 2011, interest income on loans was $359.2 million and $319.5 million, respectively, yielding 7.01% on average loan balances of $5.1 billion and $4.1 billion, respectively. Interest income of $15.7 million was not recognized for loans on non-accrual status which negatively impacted the yield on loans by 0.38% during the year ended December 31, 2011. In addition, $0.1 million of interest income was not recognized for loans on non-accrual status during the year ended December 31, 2011.
During the years ended December 31, 2012 and 2011, interest income from our investments, including available-for-sale and held-to-maturity securities, was $32.4 million and $48.4 million, yielding 2.65% and 3.14% on average balances of $1.2 billion and $1.5 billion, respectively. The average balances of investment securities available-for-sale and held-to-maturity decreased as a result of principal paydowns and maturities of securities which we did not fully replace due to loan growth and associated liquidity needs. Additionally, the overall yield of the portfolio decreased in the declining interest rate environment experienced in 2012. As a result, during the year ended December 31, 2012, total interest income on investments decreased $16.0 million attributed to an $8.1 million decrease in interest income from available-for-sale securities and a $7.9 million decrease in interest income from held-to-maturity securities.
During the year ended December 31, 2011, we purchased $591.9 million of investment securities, available-for-sale, and $10.6 million of investment securities, held-to-maturity, while $702.9 million and $92.6 million of principal repayments were received, respectively.
During the years ended December 31, 2012 and 2011, interest income on cash and cash equivalents was $1.2 million and $1.1 million, yielding 0.40% and 0.35% on average balances of $294.2 million and $306.2 million, respectively.

Interest Expense
2013 vs. 2012. Total interest expense increased to $62.7 million for the year ended December 31, 2013 from $62.1 million for the year ended December 31, 2012. However, the cost of interest-bearing liabilities decreased from 1.04% for the year ended December 31, 2012 to 0.97% the year ended December 31, 2013. Average balances of interest-bearing liabilities were $6.5 billion and $6.0 billion as of December 31, 2013 and 2012, respectively, which consisted of deposits and borrowings. The lower cost of interest-bearing liabilities was the result of a lower interest rate environment as higher interest bearing rate liabilities were replaced at lower interest rates.
Our interest expense on deposits for the years ended December 31, 2013 and 2012 was $51.9 million and $51.0 million with an average cost of deposits of 0.88% and 0.95% on average balances of $5.9 billion and $5.4 billion, respectively. During the year ended December 31, 2013, $4.8 billion of our time deposits matured with a weighted average interest rate of 0.85% and $5.4 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.90%. During the year ended December 31, 2012, $5.1 billion of our time deposits matured with a weighted average interest rate of 0.99%, and $5.8 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.86%. Additionally, for the year ended December 31, 2013, our weighted average interest rate of our liquid account deposits, which include savings and money market accounts, declined from 0.51% at the beginning of the year to 0.46% at the end of the year.
During the year ended December 31, 2013, our interest expense on borrowings, consisting of FHLB SF borrowings, was $10.7 million with an average cost of 1.77% on an average balance of $606.1 million. The primary reason for using FHLB SF borrowings as a funding source is to manage interest rate risk and the secondary is to provide a source of liquidity. For the year ended December 31, 2013, there were $23.0 million term advances taken with a weighted average rate of 0.87% and $43.0 million term maturities with a weighted average rate of 1.35%. We maintained an average overnight advances balance of $12.1 million with a weighted average rate of 0.12%. For the year ended December 31, 2013, the weighted average rates for FHLB SF borrowings maturing within one year, one to five years, and greater than five years were 1.12%, 1.81% and 1.62%, respectively. Overall, the FHLB SF borrowing balance had a weighted-average-life of 2.3 years. For the year ended December 31, 2012, our interest expense on FHLB SF borrowings was $11.1 million with an average cost of 1.88% on an average balance of $587.3 million. For the year ended December 31, 2012, there were term advances of $98.0 million with related maturities of $53.0 million and no overnight advances and maturities.
2012 vs. 2011. Total interest expense decreased to $62.1 million for the year ended December 31, 2012 from $62.8 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities which was 1.04% and 1.19% for the years ended December 31, 2012 and 2011, respectively. The lower cost of interest-bearing liabilities was the result of a lower interest rate environment as higher interest bearing rate liabilities were replaced at lower interest rates. Interest expense decreased despite an increase in average balances of interest-bearing liabilities of $6.0 billion and $5.3 billion as of December 31, 2012 and 2011, respectively which consisted of deposits and borrowings.
Our interest expense on deposits for the years ended December 31, 2012 and 2011 was $51.0 million and $53.6 million with an average cost of deposits of 0.95% and 1.11% on average balances of $5.4 billion and $4.8 billion, respectively. During the year ended December 31, 2012, $5.1 billion of our time deposits matured with a weighted average interest rate of 0.99%, and $5.8 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.86%. During the year ended December 31, 2011, $3.8 billion of our time deposits matured with a weighted average interest rate of 1.04%, and $4.2 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.94%. During the year ended December 31, 2012, our weighted average interest rate of our liquid account deposits, which include savings and money market accounts, declined from 0.75% at the beginning of the year to 0.51% at the end of the year.
For the year ended December 31, 2012, our interest expense on borrowings, consisting of FHLB SF borrowings, was $11.1 million with an average cost of 1.88% on an average balance of $587.3 million. During December 31, 2011, our interest expense on FHLB SF borrowings was $9.2 million with an average cost of 2.02% on an average balance of $455.1 million.

Net Interest Margin
The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013			2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$150,105	$430	0.29%	$294,242	$1,174	0.40%	$306,229	$1,058	0.35%
Investment securities	1,041,187	26,389	2.53%	1,220,212	32,396	2.65%	1,541,511	48,359	3.14%
Loans (1)	6,096,284	390,858	6.41%	5,121,261	359,233	7.01%	4,145,130	319,485	7.71%
Other assets	29,543	1,208	4.09%	27,985	280	1.00%	23,741	62	0.26%
Total interest-earning assets(1)	7,317,119	418,885	5.72%	6,663,700	393,083	5.90%	6,016,611	368,964	6.13%
Interest-bearing liabilities:
Deposits	5,870,561	51,941	0.88%	5,400,247	51,035	0.95%	4,808,141	53,609	1.11%
Other borrowings	606,110	10,744	1.77%	587,301	11,061	1.88%	455,055	9,193	2.02%
Total interest-bearing liabilities(2)	6,476,671	62,685	0.97%	5,987,548	62,096	1.04%	5,263,196	62,802	1.19%
Net interest income/spread (2)		$356,200	4.75%		$330,987	4.86%		$306,162	4.94%
Net interest margin			4.87%			4.97%			5.09%
________________________

(1)	Interest-earning assets include cash and cash equivalents, investments, loans, and FHLB stock.

(2)	Interest-bearing liabilities include deposits and borrowings.

Provision for Loan and Lease Losses
Our provision for loan and lease losses is based on our evaluation of the adequacy of the existing allowance for loan and lease losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans.

Non-Interest Income
CapitalSource Bank services loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on the number of loans or other assets serviced. Loans serviced by CapitalSource Bank for the benefit of others were $0.9 billion, $1.4 billion, and $2.5 billion as of December 31, 2013, 2012 and 2011, respectively, of which $87.0 million, $549.0 million, and $1.0 billion, respectively, were owned by the Parent Company. CapitalSource Bank also provides tax, credit, treasury and other similar services to the Parent Company for which it receives fees.

	Year Ended December 31,			2013 vs. 2012 % Change	2012 vs. 2011 % Change
	2013	2012	2011
	($ in thousands)
Loan fees	$22,772	$16,089	$8,678	41.5%	85.4%
Leased equipment income	20,590	14,113	3,748	45.9%	276.5%
Gain (loss) on investments, net	208	(1)	4,713	20,900.0%	(100.0)%
Gain (loss) on derivatives	1,068	(1,162)	(312)	191.9%	(272.4)%
Bank fees	187	193	203	(3.1)%	(4.9)%
Gain (loss) on sale of assets	2,402	516	(128)	365.5%	503.1%
Loan servicing revenue	5,345	10,362	12,588	(48.4)%	(17.7)%
Intercompany shared service revenue	10,366	14,904	6,340	(30.4)%	135.1%
Other	3,246	5,481	5,867	(40.8)%	(6.6)%
Total	$66,184	$60,495	$41,697	9.4%	45.1%
2013 vs. 2012

•
Loan fees increased $6.7 million, or 41.5%, from the year ended December 31, 2012 to the year ended December 31, 2013 primarily due to increased termination fees due to early pay offs on loans and increased miscellaneous loans fees, such as late fees, penalties, unused line fees, and recurring fees.

•
Leased equipment income increased $6.5 million, or 45.9%, from the year ended December 31, 2012 to the year ended December 31, 2013 primarily due to an increase in equipment on operating leases of $114.4 million as of December 31, 2012 to $132.1 million as of December 31, 2013. In addition, average balances on our leased equipment increased $39.2 million, or 43.4%, from $90.4 million as of December 31, 2012 to $129.6 million as of December 31, 2013, respectively.

•
Gain on derivatives increased $2.2 million, or 191.9%, from the year ended December 31, 2012 to the year ended December 31, 2013 due to valuation changes in our foreign exchange rate contracts at December 31, 2013.

•
Gain on sale of assets increased $1.9 million, or 365.5%, from the year ended December 31, 2012 to the year ended December 31, 2013 due to loan sales resulting in larger realized gains during the year ended December 31, 2013.

•
Loan servicing revenue decreased $5.0 million, or 48.4%, from the year ended December 31, 2012 to the year ended December 31, 2013 as the number of Parent Company loans serviced by CapitalSource Bank declined with the runoff of the Parent Company loan portfolio.

•
Intercompany shared service revenue decreased $4.5 million, or 30.4%, from the year ended December 31, 2012 to the year ended December 31, 2013 as the general services provided to the Parent Company decreased with the reduction in Parent Company operations and activities.

•
Other income decreased $2.2 million, or 40.8%, from the year ended December 31, 2012 to the year ended December 31, 2013 primarily due to foreign currency translation adjustments on our loans denominated in a foreign currencies.

2012 vs. 2011

•
Loan fees increased $7.4 million, or 85.4%, from the year ended December 31, 2011 to the year ended December 31, 2012 primarily due to increased termination fees due to early pay offs on loans and increased miscellaneous loans fees, such as late fees, penalties, unused line fees, and recurring fees.

•
Leased equipment income increased $10.4 million from the year ended December 31, 2011 to the year ended December 31, 2012 primarily due to an increase in equipment on operating leases of $83.1 million as of December 31, 2011 to $114.4 million as of December 31, 2012. In addition, average balances on our leased equipment increased $65.5 million, or 380.2%, from $17.2 million as of December 31, 2011 to $82.7 million as of December 31, 2012, respectively.

•
Gain on investments, net, decreased $4.7 million from the year ended December 31, 2011 to the year ended December 31, 2012 due to less sale activity of securities during the year ended December 31, 2012.

•
Loan servicing revenue decreased $2.2 million, or 17.7%, from the year ended December 31, 2011 to the year ended December 31, 2012 primarily due to decreases of Parent Company and third party loans serviced by CapitalSourceBank.

•
Intercompany shared service revenue increased $8.6 million, or 135.1%, from the year ended December 31, 2011 to the year ended December 31, 2012 as CapitalSource Bank charges the Parent Company for shared services. Nearly all of the Parent Company employees were transferred to CapitalSource Bank beginning January 2012, resulting in an increase in services provided to the Parent Company and related shared services revenue.

Non-Interest Expense
Prior to 2012, CapitalSource Bank relied on the Parent Company to refer loans and to provide loan origination due diligence services. For these services, CapitalSource Bank paid the Parent Company fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. CapitalSource Bank also paid the Parent Company to perform certain underwriting and other services. At the start of 2012, the origination function, and all related personnel, were transferred to CapitalSource Bank, as a result of which the loan referral fee ceased being paid while other operating expenses of CapitalSource Bank increased. There were no such fees in operating expense for the years ended December 31, 2013 and 2012; and $51.2 million for the year ended December 31, 2011. These fees have been eliminated in consolidation.

	Year Ended December 31,			2013 vs. 2012 % Change	2012 vs. 2011 % Change
	December 31, 2013	December 31, 2012	December 31, 2011
	($ in thousands)
Compensation and benefits	$107,619	$102,417	$49,941	5.1%	105.1%
Professional fees	4,214	5,628	4,054	(25.1)	38.8
Occupancy expenses	9,568	10,139	7,106	(5.6)	42.7
FDIC fees and assessments	5,067	5,958	6,091	(15.0)	(2.2)
General depreciation and amortization	4,908	3,884	4,198	26.4	(7.5)
Intercompany loan referral expense	—	—	45,078	—	(100.0)
Loan servicing expense	1,504	5,903	6,167	(74.5)	(4.3)
Other administrative expenses	20,702	22,886	11,308	(9.5)	102.4
Total operating expenses	153,582	156,815	133,943	(2.1)	17.1
Leased equipment depreciation	14,427	9,919	2,720	45.4	264.7
Expense of real estate owned and other foreclosed assets, net	1,203	2,169	12,756	(44.5)	(83.0)
Other non-operating (gains) expenses	(963)	(334)	291	188.3	(214.8)
Total	$168,249	$168,569	$149,710	(0.2)	12.6
2013 vs. 2012

•
Compensation and benefits increased $5.2 million, or 5.1%, from the year ended December 31, 2012 to the year ended December 31, 2013, due to increases in base compensation, bonuses, and stock compensation.

•
Professional fees decreased $1.4 million, or 25.1%, from the year ended December 31, 2012 to the year ended December 31, 2013, primarily due to decreases in other miscellaneous professional service accruals for the year ended December 31, 2013.

•
Loan servicing expense decreased $4.4 million from the year ended December 31, 2012 to the year ended December 31, 2013 primarily due to a lower level of problem loans that required third party professional fees or special servicing, and increased reimbursements from borrowers on newly originated loans or performing loans.

•
Other administrative expenses decreased $2.2 million, or 9.5%, from the year ended December 31, 2012 to the year ended December 31, 2013 primarily due to decreases in travel and franchise tax expenses.

•
Leased equipment depreciation increased $4.5 million, or 45.4%, from the year ended December 31, 2012 to the year ended December 31, 2013, primarily due to an increase in equipment subject to operating leases issued by CapitalSource Bank. The equipment subject to operating leases increased $39.2 million, or 43.4%, from $90.4 million as of December 31, 2012 to $129.6 million as of December 31, 2013, respectively.

•
Expense of real estate owned and other foreclosed assets, net decreased $1.0 million, or 44.5%, from the year ended December 31, 2012 to the year ended December 31, 2013, primarily due to a $1.6 million reduction in impairment losses offset by greater realized gains of $0.6 million.

2012 vs. 2011

•
Compensation and benefits increased $52.5 million, or 105.1%, from the year ended December 31, 2011 to the year ended December 31, 2012, due to increases in base compensation, bonuses, and stock compensation which resulted from the transfer of Parent Company employees to the Bank on January 1, 2012.

•	Professional fees increased $1.6 million, or 38.8%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to increases in audit, accounting fees and legal fees.

•
Occupancy expenses increased $3.0 million, or 42.7%, from the year ended December 31, 2011 to the year ended December 31, 2012, as a result of transferring Parent Company employees to CapitalSource Bank.

•
Intercompany loan referral fee decreased $45.1 million, or 100.0%, from the year ended December 31, 2011 to the year ended December 31, 2012, as the loan referral fees were no longer paid to the Parent Company as the Parent Company employees transferred to CapitalSource Bank.

•
Leased equipment depreciation increased $7.2 million, or 264.7%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to an increase in equipment subject to operating leases issued by the Bank. The equipment subject to operating leases increased $31.3 million, or 37.6%, from $83.1 million as of December 31, 2011 to $114.4 million as of December 31, 2012. In addition, average balances on our leased equipment increased $70.9 million, or 230.4%, from $30.8 million as of December 31, 2011 to $101.7 million as of December 31, 2012, respectively.

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

Other Commercial Finance Segment
Our Other Commercial Finance operating results for the year ended December 31, 2013, compared to December 31, 2012, and for the year ended December 31, 2012, compared to December 31, 2011, were as follows:

	Year Ended December 31,			2013 vs. 2012 % Change	2012 vs. 2011 % Change
	2013	2012	2011
	($ in thousands)
Interest income	$26,551	$78,629	$141,056	(66.2)%	(44.3)%
Interest expense	11,403	17,311	87,208	(34.1)%	(80.1)%
Provision for loan and lease losses	3,665	23,250	65,446	(84.2)%	(64.5)%
Non-interest income	33,263	14,522	123,951	129.1%	(88.3)%
Non-interest expense	37,470	51,344	300,652	(27.0)%	(82.9)%
Income tax benefit	(15,237)	(370,209)	(21,054)	(95.9)%	1,658.4%
Net income (loss)	22,513	371,455	(167,245)	(93.9)%	322.1%

Interest Income
2013 vs. 2012. Interest income decreased to $26.6 million for the year ended December 31, 2013 from $78.6 million for the year ended December 31, 2012, primarily due to a 55.7% decrease in average total interest-earning assets. During the year ended December 31, 2013, our average balance of interest-earning assets decreased by $0.5 billion, compared to the year ended December 31, 2012, due to the runoff of Parent Company loans. Additionally, since the Merger announcement, the Parent Company has been retaining all excess cash generated from operations, and investing those funds in short-term investments, thereby depressing the yield on the average interest-earning assets. During the years ended December 31, 2013 and 2012, the yield on average interest-earning assets was 6.43% and 8.42%, respectively.
2012 vs. 2011. Total interest income decreased to $78.6 million for the year ended December 31, 2012 from $141.1 million for the year ended December 31, 2011, primarily due to a 55.7% decrease in average total interest-earning assets. During the year ended December 31, 2012, the average balance of interest-earning assets decreased by $1.2 billion, compared to the year ended

December 31, 2011, due to the continued runoff of Parent Company loans. During the years ended December 31, 2012 and 2011, the yield on average interest-earning assets was 8.42% and 6.69%, respectively.

Interest Expense
2013 vs. 2012. Interest expense decreased to $11.4 million for the year ended December 31, 2013 from $17.3 million for the year ended December 31, 2012, primarily due to a decrease of $220.4 million, or 33.1%, in average interest-bearing liabilities from $0.7 billion as of December 31, 2012 to $0.4 billion as of December 31, 2013. The decrease in interest-bearing liabilities was primarily driven by the early retirement of our term debt securitizations.
2012 vs. 2011. Interest expense decreased to $17.3 million for the year ended December 31, 2012 from $87.2 million for the year ended December 31, 2011, primarily due to a decrease in average interest-bearing liabilities from $1.5 billion as of December 31, 2011 to $0.7 billion as of December 31, 2012. The decrease in interest-bearing liabilities was primarily driven by the early retirement of our 12.75% Senior Secured Notes of $298.1 million.

Net Interest Margin
The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013			2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$113,666	$221	0.19%	$76,333	$133	0.17%	$503,717	$72	0.01%
Investment securities	26,384	3,853	14.60%	26,872	5,834	21.71%	21,257	7,165	33.71%
Loans	273,102	22,477	8.23%	830,316	72,662	8.75%	1,583,594	132,752	8.38%
Other assets	—	—	—%	—	—	—%	—	1,067	—%
Total interest-earning assets(1)	413,152	26,551	6.43%	933,521	78,629	8.42%	2,108,568	141,056	6.69%
Interest-bearing liabilities:
Borrowings	445,530	11,403	2.56%	665,937	17,311	2.60%	1,456,558	87,208	5.99%
Total interest-bearing liabilities(2)	445,530	11,403	2.56%	665,937	17,311	2.60%	1,456,558	87,208	5.99%
Net interest income/spread		$15,148	3.87%		$61,318	5.82%		$53,848	0.70%
Net interest margin			3.67%			6.57%			2.55%
_________________________

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest-bearing liabilities include secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Non-Interest Income
Prior to 2012, the Parent Company referred loans to CapitalSource Bank and provided loan origination due diligence services to CapitalSource Bank. For these services, CapitalSource Bank paid the Parent Company fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. CapitalSource Bank also paid the Parent Company to perform certain underwriting and other services. At the start of 2012, the origination function, and all related personnel, were transferred into CapitalSource Bank, and as a result, the loan fees received by the Parent Company decreased.

	Year Ended December 31,			2013 vs. 2012 % Change	2012 vs. 2011 % Change
	2013	2012	2011
	($ in thousands)
Loan fees	$774	$2,472	$7,556	(68.7)%	(67.3)%
Gain on investments, net	28,757	7,383	53,868	289.5	(86.3)
(Loss) gain on derivatives	(7)	338	(6,501)	102.1	(105.2)
Bank fees	—	—	63	—	(100.0)
Gain on sale of assets	5,893	3,159	12,003	86.5	(73.7)
Intercompany loan referral revenue	—	—	49,034	—	(100.0)
Loan servicing revenue	14	121	6,167	(88.4)	(98.0)
Other	(2,168)	1,049	1,761	(306.7)	(40.4)
Total	$33,263	$14,522	$123,951	129.1	(88.3)
2013 vs. 2012

•
Loan fees decreased $1.7 million, or 68.7%, from the year ended December 31, 2012 to the year ended December 31, 2013, due to decreased unused line fees and letter of credit fees with the runoff of the Parent Company loan portfolio.

•
Gains on investments, net increased $21.4 million, or 289.5%, from the year ended December 31, 2012 to the year ended December 31, 2013 primarily due to the sale of investment securities during the year ended December 31, 2013 resulting in a $23.0 million realized gain.

•
Gain on sale of assets increased $2.7 million, or 86.5%, from the year ended December 31, 2012 to the year ended December 31, 2013 primarily due to gains on intercompany loan sales and third party commercial loan sales.

•
All other non-interest income decreased $3.2 million, or 306.7%, from the year ended December 31, 2012 to the year ended December 31, 2013 primarily due to foreign currency translation losses on debt and decreases in other miscellaneous income.

2012 vs. 2011

•
Loan fees decreased $5.1 million, or 67.3%, from the year ended December 31, 2011 to the year ended December 31, 2012, due to a $2.3 million decrease in due diligence fees, $2.0 million decrease in line of credit fees, and a $2.2 million decrease in unused line fees. The overall decrease in loan fees is primarily a result of transferring loan administration functions to CapitalSource Bank in early 2012, which was partially offset by a $1.4 million increase in legal, wire and late fees.

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

•
Intercompany loan referral revenue decreased $49.0 million from the year ended December 31, 2011 to the year ended December 31, 2012, due to loan origination and other administrative functions moving from the Parent Company to CapitalSource Bank.

•
Loan servicing revenue decreased $6.0 million, or 98.0%, from the year ended December 31, 2011 to the year ended December 31, 2012, as the Parent Company had previously provided loan services to CapitalSource Bank and was compensated for those services.

Non-Interest Expense

	Year Ended December 31,			2013 vs. 2012 % Change	2012 vs. 2011 % Change
	2013	2012	2011
	($ in thousands)
Compensation and benefits	$57	$3,013	$79,680	(98.1)%	(96.2)%
Professional fees	610	7,186	27,128	(91.5)	(73.5)
Occupancy expenses	5,580	7,274	8,947	(23.3)	(18.7)
General depreciation and amortization	1,913	2,539	3,171	(24.7)	(19.9)
Loan servicing expense	10,205	18,325	12,647	(44.3)	44.9
Other administrative expenses	14,420	17,564	22,156	(17.9)	(20.7)
Total operating expenses	32,785	55,901	153,729	(41.4)	(63.6)
(Gain) expense of real estate owned and other foreclosed assets, net	(382)	4,621	26,591	108.3	82.6
(Gain) loss on extinguishment of debt	—	(8,059)	119,007	(100.0)	106.8
Other non-operating expenses (income)	5,067	(1,119)	1,325	552.8	(184.5)
Total	$37,470	$51,344	$300,652	(27.0)	(82.9)
2013 vs. 2012

•
Compensation and benefits decreased $3.0 million, or 98.1%, from the year ended December 31, 2012 to the year ended December 31, 2013, primarily due to the transfer of Parent Company employees to CapitalSource Bank on January 1, 2012.

•
Professional fees decreased $6.6 million, or 91.5%, from the year ended December 31, 2012 to the year ended December 31, 2013, primarily due to decreases in audit, accounting and legal fees as a result of the simplification and runoff of the Parent Company loan portfolio.

•	Occupancy expense decreased $1.7 million, or 23.3%, from the year ended December 31, 2012 to the year ended December 31, 2013 due to the reduction in Parent Company operations.

•
Loan servicing expenses decreased $8.1 million, or 44.3%, from the year ended December 31, 2012 to the year ended December 31, 2013, primarily due to a lower level of problem loans that required third party professional fees or special servicing, and increased reimbursements from borrowers on performing loans.

•
Other administrative expenses decreased $3.1 million from the year ended December 31, 2012 to the year ended December 31, 2013, primarily due to certain loan administrative functions moving from the Parent Company to CapitalSource Bank and the runoff of the Parent Company loan portfolio.

•
(Gain) expense of real estate owned and other foreclosed assets, net, increased $5.0 million, or 108.3%, from $(4.6) million for the year ended December 31, 2012 to $0.4 million for the year ended December 31, 2013, primarily due to a $2.0 million increase in realized gains, a $1.8 million reduction in impairment losses, and a $1.2 million reduction in related operating expenses.

•
We had no gains on extinguishment of debt for the year ended December 31, 2013 compared to gains of $8.1 million during December 31, 2012. The gains during 2012 were attributable to the repurchase of debt related to our TP Trusts 2005-1 and 2006-4 which resulted in a $8.2 million gain offset by a $0.1 million loss related to the repurchase of our 7.25% Convertible Debentures.

•	The increase in non-operating expense of $6.2 million, or 552.8% from the year ended December 31, 2012 to the year ended December 31, 2013 was primarily due to merger-related costs.
2012 vs. 2011

•
Compensation and benefits decreased $76.7 million, or 96.2%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to the transfer of Parent Company employees to CapitalSource Bank on January 1, 2012.

•
Professional fees decreased $19.9 million, or 73.5%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to an $11.1 million decrease in cost of services for loans, as a result of the servicing functions being transferred to CapitalSource Bank in early 2012. Audit, accounting, legal fees, and other such administrative fees decreased by approximately $8.8 million as the associated functions were transferred to CapitalSource Bank.

•
Loan servicing expenses increased $5.7 million, or 44.9%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to increased loan servicing expenses reimbursable to CapitalSource Bank.

•
Other administrative expenses decreased $4.6 million, or 20.7%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to certain loan administrative functions moving from the Parent Company to CapitalSource Bank.

•
Expense of real estate owned and other foreclosed assets, net, decreased from $26.6 million for the year ended December 31, 2011 to $4.6 million for the year ended December 31, 2012, primarily due to a $14.9 million decrease in provision charge-offs and expenses related to foreclosed assets, $10.1 million decreases in unrealized losses and a $3.3 million decrease in operations and administrative expenses related to real estate owned properties. The overall decrease was partially offset by a $6.4 million increase in realized gains from real estate owned sales.

•
Losses on extinguishment of debt were $119.0 million for the year ended December 31, 2011 compared to gains of $8.1 million for the year ended December 31, 2012. The gains during 2012 were attributable to the repurchase of debt related to our TP Trusts 2005-1 and 2006-4 which resulted in a $8.2 million gain offset by a $0.1 million loss related to the repurchase of our 7.25% Convertible Debentures. The losses during 2011 included a $111.8 million loss related to the repurchase of our 12.75% Senior Secured Notes and a $7.2 million loss related to the repurchase of our 7.25% Convertible Debentures.

•
The decrease in non-operating expense of $2.4 million, or 184.5% from the year ended December 31, 2011 to the year ended December 31, 2012 was primarily due to a change in the allowance for unfunded commitments.

Financial Condition
Consolidated
As of December 31, 2013 and 2012, our consolidated balance sheet included:

	December 31,
	2013	2012
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$514,452	$403,130
Investment securities, available-for-sale	870,482	1,079,025
Investment securities, held-to-maturity	74,369	108,233
Loans held for sale	—	22,719
Loans held for investment, net(2)	6,784,489	6,139,230
Allowance for loan and lease losses	(120,520)	(117,273)
Interest receivable	26,068	29,112
Other investments(3)	52,124	60,363
Goodwill	173,135	173,135
Deferred tax assets, net	252,268	362,283
Other assets	278,623	289,048
Total	$8,905,490	$8,549,005
Liabilities:
Deposits	$6,127,690	$5,579,270
Borrowings	1,037,156	1,182,926
Other liabilities	104,017	161,637
Total	$7,268,863	$6,923,833

________________________

(1)	As of December 31, 2013 and 2012, the amounts include restricted cash of $58.7 million and $104.0 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, short-term investments and commercial paper with an initial maturity of three months or less.
Investment Securities, Available-for-Sale and Held-to-Maturity
Included in investment securities, available-for-sale, were agency securities which included commercial and residential mortgage pass through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae ("Agency MBS"); asset-backed securities; investments in collateralized loan obligations ("CLOs"); residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”) and agency asset-backed securities issued by the Small Business Administration (“SBA ABS”). CapitalSource Bank pledges a portion of its investment securities, available-for-sale, as collateral to the Federal Reserve Bank of San Francisco Discount Window and to the State of California for deposits the state has with CapitalSource Bank as of December 31, 2013.
Investment securities, held-to-maturity, consists of non-agency commercial mortgage-backed securities rated AA+ or higher. CapitalSource Bank pledges a portion of its investment securities, held-to-maturity, to the FHLB SF and the FRB as collateral for current or future borrowings.
During 2013, we transferred certain investment securities, held-to-maturity, which consisted of collateralized loan obligations, to investment securities, available-for-sale. The CLOs were reclassified to available-for-sale due to the provisions of the Volcker Rule which prohibit banking entities from having ownership interests in "covered funds." As such, CapitalSource Bank would not be permitted to hold the CLOs to their contractual maturity.

For additional information on our investment securities, available-for-sale and held-to-maturity, see Note 4, Investments, in our accompanying consolidated financial statements for the year ended December 31, 2013.

	December 31,
	2013	2012
	($ in thousands)
Investment securities, available-for-sale:
Agency debt securities	$784,240	$983,521
Asset-backed securities	3,169	9,592
Collateralized loan obligations	47,337	26,250
Non-agency MBS	20,203	41,347
SBA asset-backed securities	15,533	18,315
Total investment securities, available-for-sale	$870,482	$1,079,025
Investment securities, held-to-maturity:
Commercial mortgage-backed securities	$74,369	$108,233

Investments by Maturity Dates
As of December 31, 2013, the carrying amounts, contractual maturities and weighted average yields of our investment securities were as follows:

	Due in One Year or Less	Due Between One and Five Years	Due Between Five and Ten Years(1)	Due after Ten Years(2)	Total
	($ in thousands)
Investment securities, available-for-sale:
Agency debt securities	$—	$5,009	$16,860	$762,371	$784,240
Asset-backed securities	—	—	3,169	—	3,169
Collateralized loan obligations	—	—	24,662	22,675	47,337
Non-agency MBS	—	8,321	193	11,689	20,203
SBA asset-backed securities	—	—	—	15,533	15,533
Total investment securities, available-for-sale	$—	$13,330	$44,884	$812,268	$870,482
Weighted average yield	—%	4.60%	3.43%	2.31%	2.40%
Investment securities, held-to-maturity:
Commercial mortgage-backed securities	$—	$—	$60,396	$13,973	$74,369
Weighted average yield(3)	—%	—%	1.63%	5.17%	2.30%
________________________

(1)
Includes Agency debt securities, Non-agency MBS, Non-agency ABS, Non-agency CMBS and CLO's with fair values of $16.9 million, $0.2 million, $3.2 million, $60.6 million and $24.7 million, respectively, and weighted average expected maturities of approximately 1.94, 1.83, 1.59, 0.41, and 4.43 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2013.

(2)
Includes Agency debt securities, SBA asset-backed securities, Non-agency MBS, Non-agency CMBS and CLO's with fair values of $762.4 million, $15.5 million, $11.7 million, $14.9 million, and $22.7 million, respectively, and weighted average expected maturities of approximately 4.06, 6.70, 2.01, 2.66, and 7.07 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2013.

Actual maturities of these securities may differ from contractual maturity dates because issuers may have the right to call or prepay obligations.

Loan Portfolio Composition
The outstanding unpaid principal balance of loans in our loan portfolio by category as of December 31, 2013, 2012, 2011, 2010 and 2009 was as follows:

	December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Commercial	$3,852,537	$3,594,643	$3,491,259	$4,159,831	$4,919,196
Real estate	2,865,976	2,499,567	2,133,210	1,804,087	2,005,247
Real estate - construction	65,976	45,020	65,678	287,854	1,211,468
Total loans(1)	$6,784,489	$6,139,230	$5,690,147	$6,251,772	$8,135,911
_________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

As of December 31, 2013, the largest loan to one borrower amounted to $83.7 million, or 1.2%, of our portfolio and the largest relationship with one borrower amounted to $104.1 million, or 1.5%, of our portfolio which was comprised of multiple loans.
As of December 31, 2013, we had a concentration of over 10% of our loan balances in two industries (as defined by the North American Industry Classification System, not underlying collateral). These industries and their respective percentage to total loans were as follows:

Percentage of Total Loans
Health care and social assistance	22.2%
Real estate and rental and leasing	21.2%

The loans within these industries are to approximately 830 borrowers located throughout the United States (47 states and the District of Columbia).

Loan Balances by Maturities
As of December 31, 2013, the contractual maturities of our loan portfolio were as follows:

	Due in One Year or Less	Due After One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$195,357	$2,779,565	$877,615	$3,852,537
Real estate	196,855	1,722,799	946,322	2,865,976
Real estate - construction	10,069	28,755	27,152	65,976
Total(1)	$402,281	$4,531,119	$1,851,089	$6,784,489
_________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

Sensitivity in Loans to Changes in Interest Rates
As of December 31, 2013, the total amount of loans due after one year with predetermined interest rates and floating or adjustable interest rates were as follows:

	Loans with Predetermined Rates(1)	Loans with Floating or Adjustable Rates	Total
	($ in thousands)
Commercial	$705,346	$2,928,614	$3,633,960
Real estate	803,109	1,857,184	2,660,293
Real estate - construction	—	55,905	55,905
Total loans(2)	$1,508,455	$4,841,703	$6,350,158
________________________

(1)	Represents loans for which the interest rate is fixed.

(2)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value and loans on non-accrual status.

As of December 31, 2013, approximately 78% of our accruing adjustable rate portfolio was subject to an interest rate floor. Due to low market interest rates as of December 31, 2013, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on accruing loans was 0.94% as of December 31, 2013. To the extent the underlying indices subsequently increase, our interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.
As of December 31, 2013, the composition of our loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$1,556,521	$1,434,731	$28,754	$3,020,006	45%
2-Month LIBOR	32,942	—	—	32,942	—
3-Month LIBOR	1,068,742	167,167	—	1,235,909	19
6-Month LIBOR	50,182	79,786	—	129,968	2
6-Month EURIBOR	—	4,010	—	4,010	—
Prime	325,404	228,337	27,152	580,893	9
Other	49,000	44,679	—	93,679	1
Treasuries	708	20,020	—	20,728	—
Total adjustable rate loans	3,083,499	1,978,730	55,906	5,118,135	76
Fixed rate loans(1)	715,832	849,682	—	1,565,514	23
Loans on non-accrual status	53,206	37,564	10,070	100,840	1
Total loans(2)	$3,852,537	$2,865,976	$65,976	$6,784,489	100%
________________________

(1)	Includes $655.9 million of loans that are in their introductory fixed rate period. For the majority of these loans, the fixed interest rate is higher than the fully indexed rate at December 31, 2013.

(2)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

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

Real estate - construction loans
In prior years, real estate construction loans comprised a greater portion of our loan portfolio. At December 31, 2013, real estate construction loans were $66.6 million, or 1.0% of total loans. By comparison, at the end of 2010, real estate construction loans were $1.4 billion, or 14.8% of total loans. Loans secured by real estate construction projects generally have a greater degree of risk than real estate loans secured by improved property with in-place cash flows, and as such, loans secured by construction projects require an increased level of loan servicing and monitoring. Because of this, we are providing additional disclosure of the policies and procedures related to our real estate construction loan portfolio.
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
In considering the performing status of a real estate construction loan, the current payment of interest, whether in cash or through an interest reserve, is only one of the factors used in our analysis. Our impairment analysis generally considers the loan's maturity, the likelihood of a restructuring of the loan and if that restructuring constitutes a TDR, whether the borrower is current on interest and principal payments, the condition of underlying assets and the ability of the borrower to refinance the loan at market terms. Although an interest reserve may mitigate a delinquency that could cause impairment, other issues with the loan or borrower (for example, the project's progress compared to underwriting and the market in which the project is located) may lead to an impairment determination. Impairment is then measured based on a fair market or discounted cash flow value to assess the current value of the loan relative to the principal balance. If the valuation analysis indicates that repayment in full is doubtful, the loan will be placed on non-accrual status and designated as non-performing.
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

The following table presents the balance of non-performing real estate - construction loans and the cumulative capitalized interest on our real estate - construction loan portfolio as of the date of the balance sheet:

	December 31,
	2013(1)	2012
	($ in thousands, except percentages)
Total real estate - construction loans(2)(3)	$66,646	$45,315
Non-performing	10,400	11,317
% of total real estate - construction	15.6%	25.0%
Cumulative capitalized interest	$11,086	$10,890
_______________________________________

(1)
As of December 31, 2013, three of the 30 loans that comprise our real estate construction portfolio have been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans and/or work-out efforts that were best achieved via a restructuring.

(2)	We recognized interest income on the real estate construction loan portfolio of $2.9 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively.

(3)	Excludes deferred loan fees and discounts of $0.7 million and $0.3 million as of December 31, 2013 and 2012, respectively.

Non-performing loans
The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

	December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Non-accrual loans
Commercial	$53,206	$79,400	$144,651	$353,673	$393,774
Real estate	37,564	26,875	101,453	129,700	202,476
Real estate - construction	10,070	10,987	24,087	181,762	446,601
Total loans on non-accrual	$100,840	$117,262	$270,191	$665,135	$1,042,851
Accruing loans contractually past-due 90 days or more
Commercial	$—	$—	$—	$3,244	$42,968
Real estate	—	—	5,603	6,238	—
Real estate - construction	—	—	—	39,606	23,701
Total accruing loans contractually past-due 90 days or more	$—	$—	$5,603	$49,088	$66,669
Total non-performing loans
Commercial	$53,206	$79,400	$144,651	$356,917	$436,742
Real estate	37,564	26,875	107,056	135,938	202,476
Real estate - construction	10,070	10,987	24,087	221,368	470,302
Total non-performing loans(1)	$100,840	$117,262	$275,794	$714,223	$1,109,520
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower cost or fair value.

The decrease in the non-performing loan balance from December 31, 2012 to December 31, 2013 is primarily due to payoffs and sales of non-performing loans.

Additionally, certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are impaired loans that have not been restructured in a TDR and are currently considered performing loans. Potential problem loans are loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. As of December 31, 2013 we had no potential problem loans. As of December 31, 2012, we had $1.9 million in potential problem loans related to six loans for which we have determined that it is probable that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.

Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	December 31,
	2013	2012
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$1,417	$20,313
90+ days delinquent	27,635	39,094
Total delinquent non-accrual loans(1)	$29,052	$59,407
Accruing loans
30-89 days delinquent	$944	$4,153
90+ days delinquent	—	—
Total delinquent accruing loans(1)	$944	$4,153
_______________________________________

(1)	Includes deferred loan fees and discounts.

Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Balance as of beginning of year	$117,273	$153,631	$329,122	$586,696	$423,844
Charge offs:
Commercial	(5,631)	(74,827)	(162,577)	(145,681)	(308,554)
Real estate	(2,576)	(11,765)	(50,878)	(112,504)	(76,919)
Real estate - construction	(229)	(9,784)	(32,787)	(126,912)	(204,381)
Total charge offs	(8,436)	(96,376)	(246,242)	(385,097)	(589,854)
Recoveries
Commercial	5,533	9,145	5,693	827	11,299
Real estate	367	13,075	12,128	97	16
Real estate - construction	—	—	1,105	6	46
Total recoveries	5,900	22,220	18,926	930	11,361
Net charge offs	(2,536)	(74,156)	(227,316)	(384,167)	(578,493)
Charge offs upon transfer to held for sale	(14,748)	(1,644)	(41,160)	(42,353)	(33,907)
Deconsolidation of 2006-A Trust	—	—	—	(138,134)	—
Loan and lease loss provision (recovery):
General	5,520	(16,393)	(122,970)	(128,164)	775,252
Specific	15,011	55,835	215,955	435,244	—
Total loan and lease loss provisions	20,531	39,442	92,985	307,080	775,252
Balance as of end of year	$120,520	$117,273	$153,631	$329,122	$586,696
Allowance for loan and lease losses ratio	1.8%	1.9%	2.7%	5.3%	7.2%
Loan and lease loss provision as a percentage of average loans outstanding	0.3%	0.7%	1.6%	4.2%	9.4%
Net charge offs as a percentage of average loans outstanding	0.3%	1.3%	4.6%	5.8%	7.3%

The allowance for loan and lease losses allocated to each category of loans and the percentage of each category to our total loan portfolio as of December 31, 2013, 2012, 2011, 2010 and 2009 was as follows:

	December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Allocation by Category
Commercial	$67,438	$64,494	$103,327	$229,144	$261,392
Real estate	46,852	50,526	50,103	78,572	138,575
Real estate - construction	6,230	2,253	201	21,406	186,729
Total allowance for loan and lease losses	$120,520	$117,273	$153,631	$329,122	$586,696
Percentage of ALLL to Total Loan Portfolio by Category
Commercial	1.8%	1.8%	3.0%	5.5%	5.3%
Real estate	1.6%	2.0%	2.3%	4.4%	6.9%
Real estate - construction	9.4%	5.0%	0.3%	7.4%	15.4%
Total	1.8%	1.9%	2.7%	5.3%	7.2%

Our allowance for loan and lease losses increased by $3.2 million to $120.5 million as of December 31, 2013 from $117.3 million as of December 31, 2012. This increase consisted of a $5.5 million increase in general reserves and a $2.3 million decrease in specific reserves on impaired loans. The increase in the general reserve is due to additional provisions relating to net loan growth. The decrease in the specific reserve resulted from charged off specific reserves that were previously in place exceeding new specific provisions for loan losses. The primary factors that influence increases and decreases in general reserves are the net loan portfolio increases or decreases from period to period and qualitative adjustments to the general reserve based on economic circumstances and our loan portfolio performance and composition trends.

Impaired loans
We employ a quarterly process to both identify impaired loans and record appropriate specific reserves based on available collateral and other borrower-specific information. We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement. In this regard, impaired loans include those loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. Each quarter, we determine each impaired loan's fair value. The fair value is either i) the present value of payments expected to be received discounted at the loan's effective interest rate, ii) the fair value of the collateral for collateral dependent loans, or iii) the impaired loan's observable market price. Each impaired loan's fair value is compared to the recorded investment in the impaired loan. If a shortfall exists, a specific reserve is established. The specific reserves in place at each period end are directly related to the population of impaired loans in place at each period end.
As of December 31, 2013 and 2012, our non-impaired and impaired loan balances was as follows:

	December 31,
	2013	2012
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$6,728,314	$5,986,768
General reserves allocated	116,309	110,790
Effective reserve %	1.7%	1.9%
Impaired loans
Unpaid principal balance	$102,205	$206,090
Specific reserves allocated(1)	4,211	6,483
Original legal balance previously charged off(2)	85,392	162,462
Total cumulative charge offs and specific reserves	89,603	168,945
Legal balance	223,226	407,147
Expected total loss of the legal balance (%)	40.1%	41.5%
_______________________________________

(1)
The decrease in specific reserves from December 31, 2012 to December 31, 2013 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $4.5 million, ii) reversals of specific reserves for loans impaired as of December 31, 2012 net of related charge offs of $1.0 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the year ended December 31, 2013 for $3.2 million. The specific reserves in place at December 31, 2013 and at December 31, 2012 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.

Adversely Classified Items Coverage Ratio
The Adversely Classified Items Coverage Ratio is a common regulatory metric used to assess the credit risk profile of a bank. The ratio compares the sum of the loans rated Substandard or Doubtful (plus any associated unfunded commitments, REO, foreclosed assets and investments rated Substandard) to the sum of the Tier 1 regulatory capital plus the allowance for loan and lease losses. As of December 31, 2013 and 2012, the ratio was 15.7% and 32.1%, respectively.

	December 31,
	2013	2012
	($ in thousands)

Substandard loans and associated unfunded commitments	$225,340	$355,884
REO and foreclosed assets	12,824	11,796
Substandard investment securities	—	39,105
Total classified items	$238,164	$406,785

Tier 1 capital	$1,391,726	$1,150,770
Allowance for loan and lease losses	120,520	117,273
Total Tier 1 capital plus allowance for loan and lease losses	$1,512,246	$1,268,043

Adversely classified items coverage ratio	15.7%	32.1%

CapitalSource Bank Segment
As of December 31, 2013 and 2012, the CapitalSource Bank segment included:

	December 31,
	2013	2012
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$87,312	$230,305
Investment securities, available-for-sale	870,482	1,052,775
Investment securities, held-to-maturity	74,369	108,233
Loans held for investment, net(2)	6,698,093	5,618,810
Allowance for loan and lease losses	(109,469)	(98,905)
Interest receivable	25,787	24,598
Other investments(3)	21,913	22,795
Goodwill	173,135	173,135
Deferred tax assets, net	—	3,492
FHLB SF stock	31,255	28,200
Other assets	203,752	206,463
Total	$8,076,629	$7,369,901
Liabilities:
Deposits	$6,127,690	$5,579,270
FHLB SF borrowings	625,000	595,000
Other borrowings	81,877	85,179
Total	$6,834,567	$6,259,449
_______________________________________

(1)	As of December 31, 2013 and 2012, the amounts include restricted cash of $42.6 million and $48.2 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, short-term investments and commercial paper with an initial maturity of three months or less.
Investment Securities, Available-for-Sale
Investment securities, available-for-sale, consists of Agency MBS, Non-agency MBS and U.S. non-agency MBS, U.S. agency securities, and collateralized loan obligations. CapitalSource Bank pledges a portion of its investment securities, available-for-sale, to the Federal Reserve Bank of San Francisco's Discount Window and to the State of California as collateral for deposits the state has with CapitalSource Bank as of December 31, 2013. For additional information, see Note 4, Investments, in our accompanying consolidated financial statements for the year ended December 31, 2013.
Investment Securities, Held-to-Maturity
Investment securities, held-to-maturity, consists of non-agency commercial mortgage-backed securities rated AA+ or higher. CapitalSource Bank pledges a portion of its investment securities, held-to-maturity, to the FHLB SF and the FRB as a source of borrowing capacity.
During 2013, we transferred certain investment securities, held-to-maturity, which consisted of collateralized loan obligations, to investment securities, available-for-sale. The CLOs were reclassified to available-for-sale due to the provisions of the Volcker Rule which prohibit banking entities from having ownership interests in "covered funds." As such, CapitalSource Bank would not be permitted to hold the CLOs to their contractual maturity.
For additional information on our investment securities, held-to-maturity, see Note 4 Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2013.
CapitalSource Bank Loan Portfolio Composition
As of December 31, 2013 and 2012, the composition of CapitalSource Bank loan portfolio by loan type was as follows:

	December 31,
	2013		2012
	($ in thousands)
Commercial	$3,792,844	57%	$3,137,863	56%
Real estate	2,849,344	42%	2,446,914	43%
Real estate - construction	55,905	1%	34,033	1%
Total(1)	$6,698,093	100%	$5,618,810	100%
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

CapitalSource Bank Loan Balances by Maturities
As of December 31, 2013, the contractual maturities of CapitalSource Bank loan portfolio by loan type were as follows:

	Due in One Year or Less	Due After One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$151,919	$2,763,360	$877,565	$3,792,844
Real estate	181,192	1,721,948	946,204	2,849,344
Real estate - construction	—	28,754	27,151	55,905
Total loans(1)	$333,111	$4,514,062	$1,850,920	$6,698,093
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

CapitalSource Bank Sensitivity in Loans to Changes in Interest Rates
As of December 31, 2013, approximately 78% of CapitalSource Bank's accruing adjustable rate portfolio was subject to an interest rate floor. Due to low market interest rates as of December 31, 2013, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on accruing loans was 0.93% as of December 31, 2013. To the extent the underlying indices subsequently increase, CapitalSource Bank's interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.
As of December 31, 2013, the composition of CapitalSource Bank's loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$1,541,550	$1,434,695	$28,754	$3,004,999	45%
2-Month LIBOR	32,941	—	—	32,941	—%
3-Month LIBOR	1,068,742	166,319	—	1,235,061	20%
6-Month LIBOR	50,182	79,767	—	129,949	2%
6-Month EURIBOR	—	4,010	—	4,010	—%
Prime	309,188	228,328	27,151	564,667	8%
Other	48,968	44,679	—	93,647	1%
Treasuries	708	20,020	—	20,728	—%
Total adjustable rate loans	3,052,279	1,977,818	55,905	5,086,002	76%
Fixed rate loans(1)	715,815	849,682	—	1,565,497	23%
Loans on non-accrual status	24,750	21,844	—	46,594	1%
Total loans(2)	$3,792,844	$2,849,344	$55,905	$6,698,093	100%
_______________________________________

(1)	Includes $655.9 million of loans that are in their introductory fixed rate period. For the majority of these loans, the fixed interest rate is higher than the fully indexed rate at December 31, 2013.

(2)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

FHLB SF Stock
Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2013.

Deposits
As of December 31, 2013 and 2012, a summary of CapitalSource Bank's deposits by product type and the maturities of the certificates of deposit were as follows:

	December 31,
	2013		2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$253,357	0.45%	$257,961	0.49%
Savings	623,430	0.47%	704,890	0.52%
Certificates of deposit	5,250,903	0.97%	4,616,419	0.94%
Total interest-bearing deposits	$6,127,690	0.90%	$5,579,270	0.87%

	December 31, 2013
	Balance	Weighted Average Rate
	($ in thousands)
Remaining maturity of certificates of deposit:
0 to 3 months	$997,709	0.86%
4 to 6 months	1,039,969	0.88%
7 to 9 months	1,747,035	0.99%
10 to 12 months	909,687	1.00%
Greater than 12 months	556,503	1.23%
Total certificates of deposit	$5,250,903	0.97%

For the years ended December 31, 2013 and 2012, the average balances and the weighted average interest rates on deposit categories in excess of 10% of average total deposits were as follows:

	Year Ended December 31,
	2013		2012
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	($ in thousands)
Savings deposits	$918,442	0.50%	$1,053,480	0.58%
Time deposits	4,876,831	0.96%	4,310,974	1.03%
Total deposits	$5,795,273	0.89%	$5,364,454	0.95%

As of December 31, 2013, the composition of certificates of deposit in the amount of $100,000 or more and categorized by time remaining to maturity was as follows ($ in thousands):

0 to 3 months	$561,420
4 to 6 months	585,091
7 to 12 months	1,670,324
Greater than 12 months	331,853
Total certificates of deposit in the amount of $100,000 or more	3,148,688
All other certificates of deposit	2,102,215
Total certificates of deposit	$5,250,903

FHLB SF Borrowings
FHLB SF borrowings increased to $625.0 million as of December 31, 2013 from $595.0 million as of December 31, 2012. The primary reason for using FHLB borrowings as a funding source is to manage rate risk and the secondary reason is to provide a source of liquidly. The weighted-average remaining maturities of the borrowings were approximately 2.3 and 3.2 years as of December 31, 2013 and 2012, respectively.
As of December 31, 2013, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

	Balance	Weighted Average Rate
	($ in thousands)
Less than 1 year	$135,000	1.12%
After 1 year through 2 years	112,500	1.85%
After 2 years through 3 years	204,000	1.93%
After 3 years through 4 years	88,000	1.33%
After 4 years through 5 years	78,000	1.74%
After 5 years	7,500	1.62%
Total	$625,000	1.66%

Credit Quality and Allowance for Loan and Lease Losses
Non-performing loans
The outstanding unpaid principal balances of non-performing loans in the CapitalSource Bank loan portfolio as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	($ in thousands)
Non-accrual loans
Commercial	$24,750	$32,187
Real estate	21,844	9,814
Real estate - construction	—	—
Total loans on non-accrual	$46,594	$42,001
Accruing loans contractually past-due 90 days or more
Commercial	$—	$—
Real estate	—	—
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial	$24,750	$32,187
Real estate	21,844	9,814
Real estate - construction	—	—
Total non-performing loans	$46,594	$42,001
__________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are impaired loans that have not been restructured in a TDR and are currently considered performing loans. Potential problem loans are loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. As of December 31, 2013, we had no potential problem loans. As of December 31, 2012, we had $1.9 million in potential problem loans related to six loans for which we have determined that it is probable that we would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.

Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	December 31,
	2013	2012
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$1,363	$20,253
90+ days delinquent	1,899	6,907
Total delinquent non-accrual loans	$3,262	$27,160
Accruing loans
30-89 days delinquent	$944	$4,153
90+ days delinquent	—	—
Total delinquent accruing loans(1)	$944	$4,153
__________________________________

(1)	Includes deferred loan fees and discounts.

Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Balance as of beginning of year	$98,905	$94,650	$124,878
Charge offs:
Commercial	(1,890)	(17,349)	(5,237)
Real estate	(2,562)	(8,592)	(33,959)
Real estate - construction	—	—	(11,530)
Total charge offs	(4,452)	(25,941)	(50,726)
Recoveries:
Commercial	392	1,081	604
Real estate	366	12,923	11,670
Real estate - construction	—	—	1,019
Total recoveries	758	14,004	13,293
Net charge offs	(3,694)	(11,937)	(37,433)
Charge offs upon transfer to held for sale	(2,608)	—	(20,334)
Loan and lease loss provisions (recovery):
General	9,139	12,486	(38,410)
Specific	7,727	3,706	65,949
Total loan and lease loss provisions	16,866	16,192	27,539
Balance as of end of year	$109,469	$98,905	$94,650
Allowance for loan and lease losses ratio	1.6%	1.8%	2.0%
Provision for loan and lease losses as a percentage of average loans outstanding	0.3%	0.3%	0.7%
Net charge offs as a percentage of average loans outstanding	0.1%	0.2%	1.4%

Our allowance for loan and lease losses increased by $10.6 million to $109.5 million as of December 31, 2013 from $98.9 million as of December 31, 2012. This increase was comprised of a $9.1 million increase in general reserves and a $1.5 million increase in specific reserves on impaired loans. The increase in the general reserve is due to additional provisions relating to net loan growth. The increase in the specific reserve is due to specific provisions for impaired loans during the period. The primary factors that influence increases and decreases in general reserves are the net loan portfolio increases or decreases from period to period and qualitative adjustments to the general reserve based on economic circumstances and our loan portfolio performance and composition trends.

Impaired loans
We employ a formal quarterly process to both identify impaired loans and record specific reserves in accordance with the Company policy. For additional information, see Credit Quality and Allowance for Loan and Lease Losses - Consolidated within this section.
As of December 31, 2013 and 2012, our non-impaired and impaired loan balances was as follows:

	December 31,
	2013	2012
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$6,696,369	$5,607,591
General reserves allocated	106,213	97,074
Effective reserve %	1.6%	1.7%
Impaired loans
Unpaid principal balance	$47,176	$58,947
Specific reserves allocated(1)	3,256	1,831
Original legal balance previously charge off(2)	33,518	39,941
Total cumulative charge offs and specific reserves	36,774	41,772
Legal balance	84,321	103,936
Expected total loss of the legal balance (%)	43.6%	40.2%
__________________________________

(1)
The increase in specific reserves from December 31, 2012 to December 31, 2013 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $0.8 million, ii) reversals of specific reserves for loans impaired as of December 31, 2012 net of related charge offs of $1.0 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the year ended December 31, 2013 for $3.2 million. The specific reserves in place at December 31, 2013 and at December 31, 2012 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.

We believe the origination strategy and underwriting practices in place support a loan portfolio with normal, acceptable degrees of credit risk. We acknowledge, however, that some of our lending products have greater credit risk than others. The categories with more credit risk than others are those that have comprised a greater degree of our historical charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to CapitalSource Bank's July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. For the years ended December 31, 2011 and 2010, charge offs of commercial real estate loans, excluding healthcare real estate loans, originated prior to CapitalSource Bank's July 2008 inception comprised 71.0% and 93.0%, respectively, of those years' charge offs. There were no charge offs of commercial real estate loans, excluding healthcare real estate loans, originated prior to CapitalSource Bank's July 2008 inception during the years ended December 31, 2013 and December 31, 2012 primarily because of loan resolutions resulting in a small remaining balance of loans in this category. As of December 31, 2013 and 2012, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception totaled $46.6 million and $53.7 million, respectively, or 0.7% and 1.0% of total loans, respectively.

Troubled Debt Restructurings
During the years ended December 31, 2013 and 2012, loans with an aggregate carrying value of $7.0 million and $135.7 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings (“TDRs”). Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms. There were $0.7 million of specific reserves allocated to loans that were involved in TDRs as of December 31, 2013 and 2012, respectively.

Adversely Classified Items Coverage Ratio
The Adversely Classified Items Coverage Ratio is a common regulatory metric used to assess the credit risk profile of a bank. The ratio compares the sum of the loans rated Substandard or Doubtful (plus any associated unfunded commitments, REO, foreclosed assets and investments rated Substandard) to the sum of the Tier 1 regulatory capital plus the allowance for loan and lease losses.  As of December 31, 2013 and 2012, the ratio was 13.9% and 11.6%, respectively.

	December 31,
	2013	2012
	($ in thousands)

Substandard loans and associated unfunded commitments	$164,103	$113,682
REO and foreclosed assets	1,988	6,255
Total classified items	$166,091	$119,937

Tier 1 capital	$1,088,870	$933,837
Allowance for loan and lease losses	109,469	98,905
Total Tier 1 capital plus allowance for loan and lease losses	$1,198,339	$1,032,742

Adversely classified items coverage ratio	13.9%	11.6%

Other Commercial Finance Segment
As of December 31, 2013 and 2012, our consolidated balance sheet included:

	December 31,
	2013	2012
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$427,140	$172,825
Investment securities, available-for-sale	—	26,250
Loans held for sale	—	22,719
Loans held for investment, net(2)	86,396	520,420
Allowance for loan and lease losses	(11,051)	(18,368)
Interest receivable	281	4,514
Other investments(3)	30,211	37,568
Deferred tax assets, net	255,909	359,864
Other assets	48,834	52,719
Total	$837,720	$1,178,511
Liabilities and Shareholder's equity:
Borrowings	$412,156	$587,926
Other liabilities	34,256	78,672
Shareholders' equity	397,003	521,704
Total	$843,415	$1,188,302

_______________________________________

(1)	As of December 31, 2013 and 2012, the amounts include restricted cash of $16.0 million and $55.9 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, short-term investments and commercial paper with an initial maturity of three months or less. As a result of entering into the Merger Agreement, the Parent Company has been building its cash position to settle the cash payout due upon the closing of the Merger.
Other Investments
The Parent Company has made investments in some of our borrowers in connection with the loans provided to them. These investments usually include equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants. Such equity interests are typically acquired on substantially similar terms as the private equity sponsors that invested in the borrower in part with our loan proceeds. The Parent Company has also made investments in private equity funds which are managed by firms that typically invested in one or more of our borrowers.
In December 2013, as a result of a change in regulatory requirements due to the issuance of the Final Rules of the Dodd-Frank Act, known as the Volcker Rule, banking entities became limited to the types and amounts of investments they may hold. Banking entities may need to dispose of or seek exemption for certain investments by July 21, 2015. As such, the Company is evaluating which of its investments are impacted.
Other Commercial Finance Loan Portfolio Composition
As of December 31, 2013 and 2012, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	December 31,
	2013		2012
	($ in thousands)
Commercial	$59,693	69%	$456,780	88%
Real estate	16,632	19	52,653	10
Real estate - construction	10,071	12	10,987	2
Total(1)	$86,396	100%	$520,420	100%
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Other Commercial Finance Loan Balances by Maturities
As of December 31, 2013, the contractual maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$43,438	$16,205	$50	$59,693
Real estate	15,663	851	118	16,632
Real estate - construction	10,069	1	1	10,071
Total(1)	$69,170	$17,057	$169	$86,396
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Other Commercial Finance Sensitivity in Loans to Changes in Interest Rates
As of December 31, 2013, approximately 88% of the adjustable rate loan portfolio comprised loans that are subject to an interest rate floor and were accruing interest. Due to low market interest rates as of December 31, 2013, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on accruing loans was 1.76% as of December 31, 2013. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of December 31, 2013, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$14,971	$36	$—	$15,007	17%
2-Month LIBOR	1	—	—	1	—
3-Month LIBOR	—	848	—	848	1
6-Month LIBOR	—	19	—	19	—
Prime	16,216	9	1	16,226	19
Other	32	—	—	32	—
Total adjustable rate loans	31,220	912	1	32,133	37
Fixed rate loans	17	—	—	17	—
Loans on non-accrual status	28,456	15,720	10,070	54,246	63
Total loans(1)	$59,693	$16,632	$10,071	$86,396	100%
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Shareholders' Equity
Shareholders' equity decreased by $124.7 million from December 31, 2012 to December 31, 2013, primarily due to the repurchase of 15.0 million shares of our common stock pursuant to the Stock Repurchase Program at an average price of $9.18 per share for a total purchase price of $137.7 million during the year ended December 31, 2013. As a result of entering into the Merger Agreement, the Stock Repurchase Program was suspended as of July 23, 2013. The Stock Repurchase Program was later terminated as of December 31, 2013.

Credit Quality and Allowance for Loan and Lease Losses
Non-performing loans
The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	($ in thousands)
Non-accrual loans
Commercial	$28,456	$47,213
Real estate	15,720	17,061
Real estate - construction	10,070	10,987
Total loans on non-accrual	$54,246	$75,261
Accruing loans contractually past-due 90 days or more
Commercial	$—	$—
Real estate	—	—
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial	$28,456	$47,213
Real estate	15,720	17,061
Real estate - construction	10,070	10,987
Total non-performing loans	$54,246	$75,261
_______________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are impaired loans that have not been restructured in a TDR and are currently considered performing loans. Potential problem loans are loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. We had no potential problem loans as of December 31, 2013 and 2012.

Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	December 31,
	2013	2012
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$54	$60
90+ days delinquent	25,736	32,187
Total delinquent non-accrual loans	$25,790	$32,247
Accruing loans
30-89 days delinquent	$—	$—
90+ days delinquent	—	—
Total delinquent accruing loans	$—	$—
_______________________________________

(1)	Includes deferred loan fees and discounts.

Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Balance as of beginning of year	$18,368	$58,981	$204,244
Charge offs:
Commercial	(3,741)	(57,478)	(157,340)
Real estate	(14)	(3,173)	(16,919)
Real estate - construction	(229)	(9,784)	(21,257)
Total charge offs	(3,984)	(70,435)	(195,516)
Recoveries:
Commercial	5,141	8,064	5,089
Real estate	1	152	458
Real estate - construction	—	—	86
Total recoveries	5,142	8,216	5,633
Net recovery (charge offs)	1,158	(62,219)	(189,883)
Charge offs upon transfer to held for sale	(12,140)	(1,644)	(20,826)
Loan and lease loss provisions (recovery):
General	(3,619)	(28,879)	(84,560)
Specific	7,284	52,129	150,006
Total loan and lease loss provisions	3,665	23,250	65,446
Balance as of end of year	$11,051	$18,368	$58,981
Allowance for loan and lease losses ratio	12.9%	3.5%	6.1%
Provision for loan and lease losses as a percentage of average loans outstanding	1.3%	2.8%	4.1%
Net charge offs as a percentage of average loans outstanding	4.0%	7.7%	13.1%

Our allowance for loan and lease losses decreased by $7.3 million to $11.1 million as of December 31, 2013 from $18.4 million as of December 31, 2012. This decrease comprised a $3.6 million decrease in general reserves and a $3.7 million decrease in specific reserves on impaired loans as further described below. The decrease in the general reserve resulted from having a lower amount of unimpaired loans at December 31, 2013 than at December 31, 2012. The decrease in the specific reserve is due to previously recorded specific provisions being charged off or reversed and a lower amount of new specific provisions.

Impaired loans
We employ a quarterly process to both identify impaired loans and record specific reserves in accordance with the Company policy. For additional information, see Credit Quality and Allowance for Loan and Lease Losses - Consolidated within this section.
As of December 31, 2013, our non-impaired and impaired loan balances were $31.9 million and $55.0 million, respectively, and total reserves were $11.1 million resulting in an effective reserve percent of 12.7%. Including legal balances previously charged off of $51.9 million, the expected total loss of the legal balance of non-impaired and impaired loans as of December 31, 2013 was 38.0%. As of December 31, 2012, our non-impaired and impaired loan balances were $379.2 million and $147.1 million, respectively, and total reserves were $18.4 million resulting in an effective reserve percent of 3.5%. Including legal balances previously charged off of $122.5 million, the expected total loss of the legal balance of non-impaired and impaired loans as of December 31, 2012 was 41.9%.

Troubled Debt Restructurings
During the years ended December 31, 2013 and 2012, loans with an aggregate carrying value of $87.0 million and $34.8 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms. The specific reserves allocated to loans that were involved in TDRs were $0.9 million as of December 31, 2013 and 2012.

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
As of December 31, 2013, we had $1.1 billion of unfunded commitments to extend credit to our clients, of which $1.0 billion were commitments of CapitalSource Bank and $28.0 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our borrowers' ability to provide collateral to secure the requested additional funding, the collateral's satisfaction of eligibility requirements, our borrowers' ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future funding by us, and our borrowers may draw on these unfunded commitments at any time. We forecast adequate liquidity to fund the expected borrower draws under these commitments.
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
__________________________________
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
CapitalSource Bank's primary source of liquidity is deposits, most of which are in the form of certificates of deposit. As of December 31, 2013, deposits at CapitalSource Bank were $6.1 billion. We utilize various product, pricing and promotional strategies in our deposit business, so that we are able to obtain and maintain sufficient deposits to meet our liquidity needs. For additional information, see Note 6, Deposits, in our accompanying audited consolidated financial statements for the year ended December 31, 2013.
CapitalSource Bank supplements its liquidity with borrowings from the FHLB SF. As of December 31, 2013, CapitalSource Bank had financing availability with the FHLB SF equal to 35.0% of CapitalSource Bank's total assets. The maximum financing available under this formula was $2.8 billion and $2.6 billion as of December 31, 2013 and 2012, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of December 31, 2013, securities collateral with an estimated fair value of $3.7 million and loans with an unpaid principal balance of $1.2 billion were pledged to the FHLB SF. Securities and loans pledged to the FHLB SF are subject to an advance rate in determining borrowing capacity.
As of December 31, 2013 and 2012, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	December 31,
	2013	2012
	($ in thousands)
Borrowing capacity	$1,012,361	$841,309
Less: outstanding principal	(625,000)	(595,000)
Less: outstanding letters of credit	(150)	(300)
Unused borrowing capacity	$387,211	$246,009

CapitalSource Bank participates in the primary credit program of the FRB of San Francisco's discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of December 31, 2013, investment securities with an estimated fair value of $70.6 million had been pledged to the FRB San Francisco and there were no borrowings outstanding. Additionally, CapitalSource Bank participates in the Borrower-In-Custody program at the FRB of San Francisco which allows the Bank to pledge qualifying loans and borrow against them. As of December 31, 2013, there were no loans pledged.
CapitalSource Bank also maintains a portfolio of investment securities. As of December 31, 2013, CapitalSource Bank had $44.7 million of unrestricted cash and cash equivalents and $843.0 million in unrestricted investment securities, available-for-sale. The investment portfolio primarily comprises highly liquid securities that can be sold and converted to cash if additional liquidity needs arise.

Parent Company Liquidity
The Parent Company's liquidity sources and uses are as follows:
Liquidity Sources

•	Cash and cash equivalents;

•	Income tax payments from CapitalSource Bank(1);

•	Payments of principal and interest on loans and securities;

•	Asset sales;

•	Dividends from CapitalSource Bank(2);

•	Bank borrowings(3); and

•	Issuance of debt and equity securities.
Liquidity Uses

•	Interest and principal payments on subordinated debt;

•	Tax payments;

•	Operating expenses;

•	Subordinated debt repurchases and repayments;

•	Dividends; and

•	Funding unfunded commitments.
__________________________________
(1)    Pursuant to our intercompany tax allocation arrangement.
(2)    As permitted by banking regulations and guidelines.
(3)    Represents secondary sources of funding.

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank's total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of December 31, 2013, there were no amounts outstanding under this facility.
Between 2010 and 2013, the Company repurchased $930.6 million of its common stock at weighted average prices of $7.01 per share in 2010, $6.22 per share in 2011, $6.97 per share in 2012 and $9.18 per share in 2013. All shares purchased during this period were retired upon settlement. Currently, the Company is not authorized by the Board of Directors to purchase its common stock. Pursuant to the Merger Agreement, the Company is prohibited from purchasing it shares prior to the consummation of the transaction.

Special Purpose Entities
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

Commitments, Guarantees and Contingencies
As of December 31, 2013 and 2012, we had committed lending arrangements to our borrowers of approximately $8.0 billion and $7.4 billion of which approximately $1.1 billion and $1.0 billion, respectively were unfunded. As of December 31, 2013 and 2012, $1.0 billion and $0.9 billion of the total unfunded commitments were extended by the CapitalSource Bank, respectively. As of December 31, 2013 and 2012, $28.0 million and $88.5 million, of the total unfunded commitments were extended by the Parent Company, respectively. Our failure to satisfy our full contractual funding commitment to one or more of our borrower's could create a breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.
We have non-cancelable operating leases for office space and office equipment, which expire over the next eleven years and contain provisions for certain annual rental escalations. We have committed to contribute up to an additional $3.8 million to 14 private equity funds.
We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of December 31, 2013 and 2012, we had issued $43.4 million and $54.2 million, respectively, in standby letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have posted cash and investment securities as collateral with us under these arrangements.
From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.
Additional information, see Note 15, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2013, and Liquidity and Capital Resources herein.

Contractual Obligations
In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases and we have committed to contribute up to an additional $3.8 million to 14 private equity funds. The contractual obligations under our debt are included in our audited consolidated balance sheet as of December 31, 2013. The expected contractual obligations under our certificates of deposit, debt, operating leases and commitments under non-cancelable contracts as of December 31, 2013, were as follows:

	Certificates of Deposit	Subordinated Debt(1)	FHLB Borrowings	Other(2)	Total
	($ in thousands)
2014	$4,694,400	$—	$135,000	$11,715	$4,841,115
2015	432,770	—	112,500	9,154	554,424
2016	69,602	—	204,000	7,660	281,262
2017	26,459	—	88,000	6,738	121,197
2018	27,672	—	78,000	6,025	111,697
Thereafter	—	412,156	7,500	33,831	453,487
Total	$5,250,903	$412,156	$625,000	$75,123	$6,363,182
______________________

(1)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.

(2)	Includes operating leases and non-cancelable contracts.
We enter into derivative contracts under which we either receive cash or are required to pay cash to counterparties depending on changes in interest rates or foreign currency exchange rates. Derivative contracts are carried at fair value on our audited consolidated balance sheet as of December 31, 2013, with the fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Further discussion of derivative instruments is included in Note 2, Summary of Significant Accounting Policies and Note 17, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2013.

Enterprise Risk Management
We take an enterprise-wide approach to risk management designed to support our organizational and strategic objectives and to enhance shareholder value. Global risk oversight is conducted by senior management and overseen by the Board of Directors (the "Board"). As part of its oversight responsibilities, the Board monitors how management operates the Company and manages strategic, credit, liquidity, financial, market, regulatory, compliance, legal, fraud, reputation, compensation and operational risks. The involvement of the full Board in setting our business strategy is a fundamental part of its assessment and oversight of appropriate risk tolerances for the Company.

Board Level Risk Oversight
While the full Board is responsible for risk oversight, the Risk Committee, the Audit Committee, the Asset/Liability Committee, the Compensation Committee and the CapitalSource Bank Credit Policy Committee provide direct oversight of risks arising from specific activities.
The Risk Committee monitors the organization's compliance with the Board-approved risk appetite statement and risk tolerance threshold as well as the organization's ongoing and potential exposure to other risks. Additionally, the Risk Committee oversees and approves company-wide risk management policies that assist the Board in (1) overseeing the executive team's identification and assessment of significant risks that the organization faces and establishment of a risk management infrastructure capable of addressing those risks; (2) overseeing and reviewing the risk-related responsibilities allocated among Board committees, while reviewing management's risk management practices to determine management's appropriate oversight of strategic, financial, credit, market, liquidity, security, property, IT, legal, regulatory, compliance, reputational and other emerging risks; and (3) approving the Company's enterprise wide risk management framework. In carrying out its duties and responsibilities, the Risk Committee has the authority to meet with and seek any information it requires from employees, officers, directors, or external parties.
As part of the Board's risk oversight responsibility, it periodically reviews management's capital and liquidity stress tests to evaluate possible outcomes in the event of adverse economic or market events. These stress tests have become a regular part of the Company's risk management and capital planning process.
The Audit Committee oversees financial and accounting risk, including internal controls. The Audit Committee reviews periodic risk assessment reports from our internal audit department assessing the primary accounting and financial risks facing CapitalSource and management's considerations for mitigating these risks. The Audit Committee also assesses the guidelines and policies that govern the processes for identifying and assessing significant financial and accounting risks and formulating and implementing steps to minimize such risks and exposures. The Audit Committee considers risks in the financial reporting and disclosure process and review policies on financial risk control assessment and accounting risk exposure. The Audit Committee meets with management, including our Chief Executive Officer, Chief Financial Officer, our internal audit department and our independent registered public accounting firm in executive sessions at least quarterly, and with our General Counsel as necessary from time to time.
The Audit Committee also supervises the internal audit function, which provides the Audit Committee with periodic assessments of our risk management processes and internal quality-control procedures. The Audit Committee periodically reviews our internal audit department, including its independence and reporting authority and obligations and the development and coordination of proposed audit plans for coming years. The Audit Committee receives notification of material adverse findings from internal audits and a progress report at least quarterly on the proposed internal audit plan, as appropriate, with explanations for changes from the original plan. The Audit Committee reviews with management and the internal audit department the adequacy of our internal control structure and procedures for financial reporting and the resolution of any identified material weaknesses or significant deficiencies in such internal control structure and procedures.
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
The CapitalSource Bank Credit Policy Committee primarily oversees credit policy and credit risk management. The Credit Policy Committee of the CapitalSource Bank regularly assesses the effectiveness of credit policies and administration, reviews the methodology for determining the appropriate amount of allowance for loan losses, and monitors the performance of the credit portfolio.
Management Level Risk Oversight
While the Board has ultimate oversight responsibility for our risk management, we have utilized management level committees to actively assess and manage risks across the Company. The Board has established an enterprise-wide management level Enterprise Risk Management (“ERM”) infrastructure that aligns with bank regulatory guidance. The ERM infrastructure is governed by a Board approved ERM Policy and Plan and administered by a management ERM Committee (“ERMC”) chaired by our Chief Risk Officer. The ERMC comprises executive and senior level management and reports to the Board Risk Committee through the Chief Risk Officer on enterprise-wide risks and risk management. The ERMC is responsible for implementing risk identification, assessment and monitoring systems, where applicable, and has oversight responsibility for the processes that identify, measure, mitigate and report on the Company's risk categories, including strategic, credit, liquidity, financial, market, regulatory compliance, legal, fraud, reputation, compensation and operational risks.

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

We measure and document each loan's compliance with our specific risk acceptance criteria at underwriting. If at underwriting, there is an exception to these criteria, an explanation of the factors that mitigate this additional risk is considered before an approval is granted. Upon the amendment of any loan agreement, we also measure a loan's compliance with our specific risk acceptance criteria. A record of which loans have exceptions to our specific risk acceptance criteria at underwriting or upon modification is maintained and is reported to the CapitalSource Bank Board of Director's Credit Policy Committee.
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
Concentrations of Credit Risk
In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States. As of December 31, 2013, borrowers in the following industries comprised the following concentrations by loan balance: health care and social assistance; and real estate and rental and leasing, which represented approximately 22.2% and 21.2% of the outstanding loan portfolio, respectively.  As of December 31, 2013 lender finance (primarily timeshare) loans were our largest loan concentration by sector and represented approximately 16% of our loan portfolio.

Apart from the borrower industry concentrations, loans secured by real estate represented approximately 43% of our outstanding loan portfolio as of December 31, 2013. Within this area, the largest property type concentration was the multifamily category, comprising approximately 23% of total loans and 10% of loans secured by real estate. The largest geographical concentration was in California, comprising approximately 21% of total loans and 9% of loans secured by real estate.
We consider multiple loans as one borrower or one credit relationship when borrowers are under common majority ownership, have a common guarantor, or may depend on each other to service our loans. Selected information pertaining to our largest credit relationship as of December 31, 2013 was as follows:

Loan Balance	% of Total Portfolio	Loan Type	Industry	Loan Commitment	Performing	Specific Reserves	Underlying Collateral(1)	Date of Last Collateral Appraisal	Amount of Last Appraisal
($ in thousands)
$104,140	1.5%	Commercial and Industrial and Real Estate	Health Care and Social Assistance	$105,147	Yes	—	Senior care facilities	n/a	(2)
83,723	1.2%	Commercial and Industrial	Finance and Insurance	85,000	Yes	—	Consumer receivables	n/a	(3)
$187,863	2.7%			$190,147
______________________

(1)	Represents the primary collateral supporting the loan. In certain cases, there may be additional types of collateral.

(2)
The collateral that secures our loan balance of $104.1 million as of December 31, 2013 primarily consisted of real estate loans to senior care facility owners and operators and senior care facilities that had a total value of $181.0 million as of December 31, 2013. Total senior debt, including our loan balance, secured by the collateral was $134.9 million as of December 31, 2013.

(3)
The collateral that secures our loan balance of $83.7 million as of December 31, 2013 consisted of consumer receivables that had an unpaid principal balance of $132.0 million as of December 31, 2013. Total senior debt, including our loan balance, secured by the collateral was $83.7 million as of December 31, 2013.

Non-performing loans include all loans on non-accrual status and accruing loans which are contractually past due 90 days or more as to principal or interest payments. There were 99 credit relationships in the non-performing portfolio as of December 31, 2013, and our largest non-performing credit relationship totaled $28.0 million and comprised 27.8% of our total non-performing loans.
Derivative Counterparty Credit Risk
Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their derivative positions "net." As of December 31, 2013, the gross positive fair values of derivative financial instruments was $1.4 million, offset through master netting agreements by gross negative fair value of $0.5 million. As such, we had $0.9 million net exposure to counterparty risk as of December 31, 2013. As of December 31, 2012, our financial instruments had no gross positive fair values, and as such, we had no exposure to counterparty risk.

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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied to the combined portfolios of our segments as of December 31, 2013, were as follows ($ in thousands):

	Estimated Change in NII
Change in Market Interest Rate (basis points)	Amount	%
+200	$47,655	13.3%
+100	15,777	4.4%
-100	(1,634)	(0.5)%
-200	(2,976)	(0.8)%

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

The estimated changes in EVE based on interest rates applied to the combined portfolio of our segments as of December 31, 2013, were as follows ($ in thousands):

	Estimated Change in EVE
Change in Market Interest Rate (basis points)	Amount	%
+200	$(31,777)	(2.5)%
+100	(24,480)	(1.9)%
-100	43,239	3.4%
-200	54,953	4.3%

We develop remediation plans that would maintain residual risk within acceptable tolerances if our analysis indicates the NII or EVE will decrease by more than the Asset Liability Management Policy limits in response to an immediate increase or decrease in interest rates.
As of December 31, 2013, approximately 59% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors and accruing interest, approximately 93% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of December 31, 2013 were as follows:

	Amount Outstanding	Percentage of Total Portfolio
	($ in thousands)
Loans with contractual interest rates:
Below the interest rate floor	$3,721,082	54.8%
Exceeding the interest rate floor	1,185	—
At the interest rate floor	279,363	4.1
Loans with no interest rate floors	1,116,505	16.5
Total adjustable rate loans	5,118,135	75.4
Loans on non-accrual	100,840	1.5
Fixed rate loans(1)	1,565,514	23.1
Total	$6,784,489	100.0%
________________________

(1)	Includes $655.9 million of loans that are in their introductory fixed rate period. For the majority of these loans, the fixed interest rate is higher than the fully indexed rate at December 31, 2013.

As of December 31, 2013, the outstanding unpaid principal balance of loans subject to interest rate floors by adjustable rate index and by the spread between the floor rate and the fully indexed rate were as follows:

	Above Floor	Basis Points				Total
		0-100	101-200	201-300	300+
	($ in thousands)
1-Month LIBOR	$—	$1,859,965	$399,000	$55,050	$97,917	$2,411,932
2-Month LIBOR	—	5,108	27,834	—	—	32,942
3-Month LIBOR	—	653,143	437,377	—	—	1,090,520
6-Month LIBOR	—	34,948	18,039	52,058	12,278	117,323
6-Month EURIBOR	—	—	2,758	1,251	—	4,009
Prime	1,144	62,231	102,498	83,873	14,534	264,280
Other	41	36,559	23,297	—	—	59,897
Treasuries	—	708	5,071	4,444	10,504	20,727
Total accruing adjustable rate loans	1,185	2,652,662	1,015,874	196,676	135,233	4,001,630
Non-accrual loans subject to interest rate floors	—	28,020	22,737	897	10,838	62,492
Total loans subject to interest rate floors	$1,185	$2,680,682	$1,038,611	$197,573	$146,071	4,064,122
Loans not subject to interest rate floors(1)						2,720,367
Total loans						$6,784,489
________________________

(1)	Includes $655.9 million of loans that are in their introductory fixed rate period. For the majority of these loans, the fixed interest rate is higher than the fully indexed rate at December 31, 2013.

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

Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. These policies relate to the allowance for loan and lease losses, fair value measurements, and income taxes. We have established detailed policies and procedures to ensure that the assumptions and judgments surrounding these areas are adequately controlled, independently reviewed and consistently applied from period to period. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board and the Audit Committee has reviewed our disclosures related to these estimates.
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
The sensitivity of our allowance for loan and lease losses to potential changes in our reserve factors (in terms of basis points) applied to our overall loan portfolio as of December 31, 2013, was as follows:

Change in Reserve Factors	Estimated Increase (Decrease) in the Allowance for Loan and Lease Losses
($ in thousands)
+ 25	$10,975
+ 10	4,390
- 10	(4,390)
- 25	(10,975)

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
As of December 31, 2013, 9.8% and 0.01% of total assets and total liabilities, respectively, were recorded at fair value on a recurring basis. As of December 31, 2013, $870.5 million (99.8% of total assets measured on a recurring basis) were classified as Level 2 within the fair value hierarchy, while no assets were classified as Level 1 or Level 3 within the fair value hierarchy. From a liability perspective, $510.0 thousand (all of total liabilities measured on a recurring basis) were classified as Level 2, while no liabilities were classified as Level 1 or Level 3 within the fair value hierarchy.
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
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. For additional information, see Note 19, Fair Value Measurements, in our accompanying audited consolidated financial statements for the year ended December 31, 2013.
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
We record fair value adjustments on our loans held for investment when we have determined that it is necessary to record a specific reserve against the loans, and we measure impairment using the fair value of the loan collateral. During the year ended December 31, 2013, we recognized losses of $2.0 million related to our loans held for investment measured at fair value on a nonrecurring basis. These losses were attributable to an increased number of loans requiring a specific reserve during the year, as well as declines in the fair value of collateral for these loans.
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
In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the history of operating losses and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2013 and 2012, the valuation allowance was $152.0 million and $128.6 million, respectively.
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
We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code (the “Code”), our ability to utilize our net operating loss carryforwards, certain built-in losses and other tax attributes recognized in years after the ownership change generally would be limited. The annual limit would equal the product of (a) the applicable long term tax exempt rate and (b) the value of the relevant taxable entity's capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more (the "5-Percent Shareholders") of a company's outstanding stock, including certain public groups of stockholders as set forth under Section 382 of the Code, and those arising from new stock issuances and other equity transactions. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether in the future we will undergo an ownership change under Section 382 of the Code.
In July 2013, the Board of Directors adopted a tax benefit preservation plan which was designed to preserve the net operating loss carryforwards and other tax attributes of the Company. The plan is intended to discourage persons from becoming 5-Percent Shareholders and existing 5-Percent Shareholders from increasing their beneficial ownership of shares.
During the years ended December 31, 2013 and 2012, we recorded $82.0 million of income tax expense and $285.1 million of income tax benefit, respectively, with respect to our income from continuing operations. The effective income tax rate for these periods was 33.3% and (138.7)%, respectively.
We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2009 through 2012. We are currently under examination by certain state jurisdictions for the tax years 2006 to 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain financial market risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section. In addition, for a detailed discussion of our derivatives, see Note 17, Derivative Instruments and Note 18, Credit Risk, in our accompanying audited consolidated financial statements for the year ended December 31, 2013.

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
CapitalSource's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (COSO) in Internal Control - Integrated Framework. Based on such assessment management believes that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria. CapitalSource's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 80.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of CapitalSource Inc.
We have audited CapitalSource Inc.'s (“CapitalSource” or the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). CapitalSource's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, CapitalSource Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CapitalSource Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of CapitalSource Inc. and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 28, 2014

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CapitalSource Inc.
We have audited the accompanying consolidated balance sheets of CapitalSource Inc. (“CapitalSource”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of CapitalSource's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapitalSource Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CapitalSource's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 28, 2014

CapitalSource Inc.
Consolidated Balance Sheets

	December 31,
	2013	2012
	($ in thousands, except share amounts)
ASSETS
Cash and due from banks	$176,889	$180,803
Interest-bearing deposits in other banks	15,391	108,285
Other short-term investments	263,519	9,998
Restricted cash (including $0 and $36.4 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	58,653	104,044
Investment securities:
Available-for-sale, at fair value	870,482	1,079,025
Held-to-maturity, at amortized cost	74,369	108,233
Total investment securities	944,851	1,187,258
Loans held for sale	—	22,719
Loans held for investment, gross	6,830,519	6,192,858
Less net deferred loan fees and discounts	(46,030)	(53,628)
Loans held for investment, net (including $0 and $340.0 million, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	6,784,489	6,139,230
Less allowance for loan and lease losses	(120,520)	(117,273)
Total loans held for investment, net	6,663,969	6,021,957
Interest receivable	26,068	29,112
Other investments	52,124	60,363
Goodwill	173,135	173,135
Deferred tax assets, net	252,268	362,283
Other assets	278,623	289,048
Total assets	$8,905,490	$8,549,005
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,127,690	$5,579,270
Term debt - obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.	—	177,188
Other borrowings	1,037,156	1,005,738
Other liabilities	104,017	161,637
Total liabilities	7,268,863	6,923,833
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; issued and outstanding 196,855,283 and 209,551,674 shares issued/outstanding, respectively)	1,969	2,096
Additional paid-in capital	3,038,218	3,157,533
Accumulated deficit	(1,402,690)	(1,559,107)
Accumulated other comprehensive (loss) income, net	(870)	24,650
Total shareholders' equity	1,636,627	1,625,172
Total liabilities and shareholders' equity	$8,905,490	$8,549,005
See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	($ in thousands, except per share data)
Net interest income:
Interest income:
Loans and leases	$415,375	$428,397	$452,607
Investment securities	30,242	38,230	55,524
Other	1,859	1,587	2,259
Total interest income	447,476	468,214	510,390
Interest expense:
Deposits	51,941	51,035	53,609
Borrowings	22,147	28,372	96,401
Total interest expense	74,088	79,407	150,010
Net interest income	373,388	388,807	360,380
Loan and lease loss provision	20,531	39,442	92,985
Net interest income after loan and lease loss provision	352,857	349,365	267,395
Non-interest income:
Loan fees	23,546	18,561	16,234
Leased equipment income	20,590	14,113	3,748
Gain on investments, net	28,965	7,382	58,581
Gain (loss) on derivatives, net	1,061	(823)	(6,813)
Other non-interest income, net	8,388	10,613	20,944
Total non-interest income	82,550	49,846	92,694
Non-interest expense:
Compensation and benefits	107,676	105,430	125,665
Professional fees	4,824	12,814	31,182
Occupancy expenses	14,577	16,840	15,480
FDIC fees and assessments	5,068	5,957	6,091
General depreciation and amortization	6,261	5,934	6,879
Loan servicing expense	6,566	13,011	2,285
Other administrative expenses	24,754	26,499	24,898
Total operating expenses	169,726	186,485	212,480
Leased equipment depreciation	14,427	9,919	2,720
Expense of real estate owned and other foreclosed assets, net	821	6,790	39,347
(Gain) loss on extinguishment of debt	—	(8,059)	119,007
Other non-interest expense, net	4,104	(1,453)	1,616
Total non-interest expense	189,078	193,682	375,170
Net income (loss) before income taxes	246,329	205,529	(15,081)
Income tax expense (benefit)	82,037	(285,081)	36,942
Net income (loss)	$164,292	$490,610	$(52,023)
Basic income (loss) per share	$0.84	$2.19	$(0.17)
Diluted income (loss) per share	$0.82	$2.13	$(0.17)
Average shares outstanding:
Basic	195,189,983	223,928,583	302,998,615
Diluted	200,451,899	230,154,989	302,998,615
See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Net income (loss)	$164,292	$490,610	$(52,023)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax	(25,520)	5,595	13,292
Unrealized loss on foreign currency translation, net of tax	—	(351)	(3,827)
Other comprehensive (loss) income, net of tax	(25,520)	5,244	9,465
Comprehensive income (loss)	$138,772	$495,854	$(42,558)
See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Shareholders' Equity

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	($ in thousands)
Total shareholders' equity as of December 31, 2010	$3,232	$3,911,341	$(1,870,572)	$9,941	$2,053,942
Net loss			(52,023)		(52,023)
Other comprehensive income				9,465	9,465
Repurchase of common stock	(702)	(438,125)			(438,827)
Dividends paid ($0.04 per share)		114	(12,137)		(12,023)
Stock option expense		5,933			5,933
Exercise of options	5	1,643			1,648
Restricted stock activity	26	7,005			7,031
Total shareholders' equity as of December 31, 2011	2,561	3,487,911	(1,934,732)	19,406	1,575,146
Net income			490,610		490,610
Other comprehensive income				5,244	5,244
Repurchase of common stock	(491)	(343,668)			(344,159)
Dividends paid ($0.54 per share)	2	1,679	(114,985)		(113,304)
Stock option expense		1,931			1,931
Exercise of options	16	6,337			6,353
Restricted stock activity	8	3,343			3,351
Total shareholders' equity as of December 31, 2012	2,096	3,157,533	(1,559,107)	24,650	1,625,172
Net income			164,292		164,292
Other comprehensive loss				(25,520)	(25,520)
Repurchase of common stock	(150)	(137,839)			(137,989)
Dividends paid ($0.04 per share)		95	(7,875)		(7,780)
Stock option expense		1,702			1,702
Exercise of options	18	5,851			5,869
Restricted stock activity	5	10,876			10,881
Total shareholders' equity as of December 31, 2013	$1,969	$3,038,218	$(1,402,690)	$(870)	$1,636,627

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Operating activities:
Net income (loss)	$164,292	$490,610	$(52,023)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock option expense	1,702	1,931	5,933
Restricted stock expense	12,039	11,835	9,722
(Gain) loss on extinguishment of debt	—	(8,059)	119,007
Amortization of deferred loan fees and discounts	(31,370)	(40,398)	(64,260)
Paid-in-kind interest on loans	5,951	10,109	31,941
Loan and lease loss provision	20,531	39,442	92,985
Amortization of deferred financing fees and discounts	1,089	1,633	18,473
Depreciation and amortization	22,452	20,319	6,944
Provision (benefit) for deferred income taxes	122,551	(316,382)	56,940
Gain on investments, net	(28,412)	(5,055)	(55,630)
(Gain) loss on foreclosed assets and other property and equipment disposals	(4,096)	(3,455)	24,232
Unrealized loss on derivatives and foreign currencies, net	2,463	349	7,850
Decrease in interest receivable	3,044	9,684	18,597
Decrease in loans held for sale, net	—	21,493	188,854
Decrease in other assets	28,990	165,286	100,260
Decrease in other liabilities	(58,122)	(127,216)	(102,117)
Cash provided by operating activities	263,104	272,126	407,708
Investing activities:
Decrease (increase) in restricted cash	45,391	(38,560)	63,102
Increase in loans held for investment, net	(615,775)	(356,570)	(73,390)
Purchase of investment securities, available-for-sale	(117,580)	(293,899)	(591,863)
Sale and maturity of investment securities, available-for-sale	358,742	383,597	976,300
Purchase of investment securities, held-to-maturity	(47,855)	—	(10,631)
Sale and maturity of investment securities, held-to-maturity	35,736	5,149	92,583
Reduction of other investments	8,627	22,655	2,317
Acquisition of property and equipment, net	(34,988)	(45,243)	(89,505)
Cash (used in) provided by investing activities	(367,702)	(322,871)	368,913
Financing activities:
Deposits accepted, net of repayments	548,420	454,275	503,722
Repayments on credit facilities, net	—	—	(68,792)
Repayments and extinguishment of term debt	(177,209)	(132,247)	(763,022)
Proceeds (repayments) of other borrowings	30,000	15,931	(372,825)
Repurchase of common stock	(137,989)	(339,725)	(427,231)
Proceeds from exercise of options	5,869	6,353	1,648
Payment of dividends	(7,780)	(113,304)	(12,023)
Cash provided by (used in) financing activities	261,311	(108,717)	(1,138,523)
Increase (decrease) in cash and cash equivalents	156,713	(159,462)	(361,902)
Cash and cash equivalents as of beginning of year	299,086	458,548	820,450
Cash and cash equivalents as of end of year	$455,799	$299,086	$458,548
Supplemental information:
Cash paid during the year:
Interest	$73,304	$80,841	$181,175
Income taxes, net	9,476	8,976	64,083
Noncash transactions from investing and financing activities:
Assets acquired through foreclosure	845	15,494	28,281
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
For the years ended December 31, 2013 and 2012, we operated as two reportable segments: CapitalSource Bank and Other Commercial Finance. The CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. For additional information, see Note 20, Segment Data.
On July 23, 2013, the Parent Company announced that it had entered into a Merger Agreement (the "Merger") with PacWest Bancorp ("PacWest") pursuant to which the Parent Company will merge with and into PacWest. Under the terms of the Merger, stockholders of the Parent Company will receive $2.47 in cash and 0.2837 shares of PacWest common stock for each share of CapitalSource common stock. The total value of the per share merger consideration, based on the closing price of PacWest shares on July 19, 2013, is $11.64. On January 13, 2014, the Company's shareholders approved the merger; however, the transaction continues to be subject to customary conditions, including the approval of bank regulatory authorities.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Real estate owned (“REO”) represents real property obtained through foreclosure. REO that we do not intend to sell is classified separately as held for use, depreciated and recorded in other assets. We report REO that we intend to sell, are actively marketing and that are available for immediate sale in their current condition as held for sale. These REO are reported at the lower of their carrying amount or fair value less estimated selling costs and are not depreciated. The fair value of our REO is determined by third party appraisals, when available. When third party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize any subsequent decline in the REO's fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to expense of real estate owned and other foreclosed asset, net. A recovery is recognized for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize REO operating costs and gains or losses on sales of REO through expense of real estate owned and other foreclosed assets, net.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The balance of goodwill of $173.1 million as of both December 31, 2013 and 2012 was attributable to the formation of CapitalSource Bank. During the years ended December 31, 2013, 2012 and 2011, we did not record any goodwill impairment.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Derivative Instruments
We enter into derivative contracts primarily to manage the interest rate and foreign currency risk associated with certain assets, liabilities, or probable forecasted transactions. As of December 31, 2013 and 2012, all of our derivatives were held for risk management purposes, and none were designated as accounting hedges.
Our derivatives are recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest accrued are recognized in gain (loss) on derivatives, net.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements
In February 2013, the FASB amended its guidance on the presentation of comprehensive income to improve the transparency of reporting amounts reclassified out of accumulated other comprehensive income. For significant items reclassified out of accumulated other comprehensive income in their entirety in the same reporting period, entities are required to present the effects on the line items of net income. For items that are not reclassified to net income in their entirety in the same reporting period, entities are required to cross-reference to other disclosures currently required. This guidance was effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013 and it did not have a material impact on our consolidated financial statements.
In December 2013, as a result of a change in regulatory requirements due to the issuance of the Final Rules of the Dodd-Frank Act, known as the Volcker Rule, banking entities became limited to the types and amounts of investments they may hold. Banking entities may need to dispose of or seek exemption for certain investments by July 21, 2015. As such, the Company is evaluating which of its investments are impacted.
Reclassifications
Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.
Note 3. Loans and Credit Quality
As of December 31, 2013 and 2012, our outstanding loan balance was $6.8 billion and $6.2 billion, respectively. These amounts include loans held for sale and loans held for investment. As of December 31, 2013 and 2012, interest and fee receivables relating to loans totaled $23.7 million and $26.0 million, respectively.
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
During the years ended December 31, 2013, 2012 and 2011, we transferred loans with a carrying value of $188.9 million, $323.8 million and $374.4 million, respectively, which included $56.8 million, $57.4 million and $173.3 million of impaired loans, respectively, from held for investment to held for sale. These transfers were based on our decision to sell these loans as part of our overall portfolio management and workout strategies. We did not incur any losses due to lower of cost or fair value adjustments during the year ended December 31, 2013. We incurred $0.4 million and $1.4 million of losses due to lower of cost or fair value adjustments at the time of transfer during the years ended December 31, 2012 and 2011, respectively, which is recorded within other non-interest expense, net on the Consolidated Statements of Operations. We did not reclassify any loans from held for sale to held for investment during the years ended December 31, 2013. We reclassified $5.5 million and $28.4 million of loans from held for sale to held for investment during the years ended December 31, 2012 and 2011, respectively.
During the years ended December 31, 2013, 2012 and 2011, we recognized net gains on the sale of loans of $6.9 million, $4.7 million and $16.4 million, respectively. Included in these amounts, we sold a participating interest in two loans to Pacific Western Bank, a wholly-owned subsidiary of PacWest, with a carrying value $35.0 million and recognized a net gain of $84 thousand.
As of December 31, 2013, we had no loans held for sale. As of December 31, 2012 and 2011, loans held for sale with an outstanding balance of $2.5 million, and $2.9 million, respectively, were classified as non-accrual. We did not record any fair value write-downs on non-accrual loans held for sale during the years ended December 31, 2013, 2012 and 2011.
During the years ended December 31, 2013, 2012 and 2011, we purchased loans held for investment with an outstanding principal balance at the time of purchase of $368.9 million, $487.9 million and $620.3 million, respectively.
As of December 31, 2013 and 2012, the Bank pledged loans held for investment with an unpaid principal balance of $1.2 billion and $0.7 billion, respectively, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) as collateral for its financing facility.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012, the outstanding carrying value of loans, by type of loan, was as follows:

	December 31,
	2013		2012
	($ in thousands)
Commercial	$3,852,537	57%	$3,594,643	58%
Real estate	2,865,976	42	2,499,567	41
Real estate - construction	65,976	1	45,020	1
Total(1)(2)	$6,784,489	100%	$6,139,230	100%
______________________

(1)	Includes deferred loan fees and discounts.

(2)
As of December 31, 2013, includes deferred loans fees and discounts of $29.1 million, $16.2 million and $0.7 million for commercial, real estate and real estate - construction loans, respectively. As of December 31, 2012, includes deferred loans fees and discounts of $38.4 million, $14.9 million and $0.3 million for commercial, real estate and real estate - construction loans, respectively.

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
As of December 31, 2013 and 2012, the carrying value of each class of loans held for investment, separated by performing and non-performing categories, was as follows:

	December 31,
	2013			2012
Class	Performing	Non-Performing	Total	Performing	Non-Performing	Total
	($ in thousands)
Asset-based	$1,642,937	$12,459	$1,655,396	$1,409,837	$27,759	$1,437,596
Cash flow	1,966,599	40,801	2,007,400	1,916,042	51,700	1,967,742
Healthcare asset-based	168,238	—	168,238	179,617	—	179,617
Healthcare real estate	765,246	15,666	780,912	665,058	17,001	682,059
Multi-family	776,320	1,052	777,372	899,963	1,961	901,924
Real estate	1,069,610	24,776	1,094,386	717,798	12,593	730,391
Small business	294,699	6,086	300,785	233,653	6,248	239,901
Total(1)	$6,683,649	$100,840	$6,784,489	$6,021,968	$117,262	$6,139,230
________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2013 and 2012, the carrying value of each class of loans by internal risk rating, was as follows:

	Internal Risk Rating
Class	Pass	Special Mention	Substandard	Doubtful	Total
	($ in thousands)
As of December 31, 2013:
Asset-based	$1,602,564	$25,420	$15,261	$12,151	$1,655,396
Cash flow	1,823,926	108,242	64,996	10,236	2,007,400
Healthcare asset-based	108,196	45,911	14,131	—	168,238
Healthcare real estate	682,942	67,235	30,735	—	780,912
Multi-family	761,270	14,473	1,629	—	777,372
Real estate	1,011,565	25,521	57,300	—	1,094,386
Small business	293,630	1,066	6,089	—	300,785
Total(1)	$6,284,093	$287,868	$190,141	$22,387	$6,784,489
As of December 31, 2012:
Asset-based	$1,352,729	$36,535	$29,185	$19,147	$1,437,596
Cash flow	1,684,107	67,629	191,582	24,424	1,967,742
Healthcare asset-based	114,889	64,728	—	—	179,617
Healthcare real estate	607,382	57,676	17,001	—	682,059
Multi-family	857,667	41,709	2,548	—	901,924
Real estate	673,783	38,139	18,389	80	730,391
Small business	228,071	2,860	8,443	527	239,901
Total(1)	$5,518,628	$309,276	$267,148	$44,178	$6,139,230
_________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
If our non-accrual loans had performed in accordance with their original terms, interest income on the outstanding legal balance of these loans would have been $17.6 million, $32.6 million and $62.0 million higher for the years ending December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013 and 2012, the carrying value of non-accrual loans was as follows:

	December 31,
	2013	2012
	($ in thousands)
Asset-based	$12,459	$27,759
Cash flow	40,801	51,700
Healthcare real estate	15,666	17,001
Multi-family	1,052	1,961
Real estate	24,776	12,593
Small business	6,086	6,248
Total(1)	$100,840	$117,262
______________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012, the delinquency status of loans in our loan portfolio was as follows:

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater Than 90 Days Past Due and Accruing
	($ in thousands)
As of December 31, 2013:
Asset-based	$54	$—	$54	$1,655,342	$1,655,396	$—
Cash flow	878	99	977	2,006,423	2,007,400	—
Healthcare asset-based	—	—	—	168,238	168,238	—
Healthcare real estate	—	15,666	15,666	765,246	780,912	—
Multi-family	591	188	779	776,593	777,372	—
Real estate	—	10,326	10,326	1,084,060	1,094,386	—
Small business	839	1,356	2,195	298,590	300,785	—
Total(1)	$2,362	$27,635	$29,997	$6,754,492	$6,784,489	$—
As of December 31, 2012:
Asset-based	$19,207	$391	$19,598	$1,417,998	$1,437,596	$—
Cash flow	578	3,486	4,064	1,963,678	1,967,742	—
Healthcare asset-based	—	—	—	179,617	179,617	—
Healthcare real estate	—	17,001	17,001	665,058	682,059	—
Multi-family	656	999	1,655	900,269	901,924	—
Real estate	1,032	12,284	13,316	717,075	730,391	—
Small business	2,994	3,932	6,926	232,975	239,901	—
Total(1)	$24,467	$38,093	$62,560	$6,076,670	$6,139,230	$—
__________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012, information pertaining to our impaired loans was as follows:

	December 31,
	2013			2012
	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance
	($ in thousands)
With no related allowance recorded:
Asset-based	$12,459	$19,724		$40,655	$75,547
Cash flow	279	21,486		48,796	118,440
Healthcare asset-based	—	—		—	12,246
Healthcare real estate	15,666	21,668		17,001	18,286
Multi-family	1,052	1,414		1,961	2,108
Real estate	24,776	100,374		12,711	83,363
Small business	6,086	14,046		8,112	15,976
Total	60,318	178,712		129,236	325,966
With allowance recorded:
Asset-based	—	—	$—	867	859	$(412)
Cash flow	40,522	44,513	(4,211)	71,609	80,322	(6,072)
Total	40,522	44,513	(4,211)	72,476	81,181	(6,484)
Total impaired loans	$100,840	$223,225	$(4,211)	$201,712	$407,147	$(6,484)
______________________

(1)	Carrying value of impaired loans before applying specific reserves. Balances are net of deferred loan fees and discounts. Excludes loans held for sale.

(2)
Represents the contractual amounts owed to us by borrowers. The difference between the carrying value and the contractual amounts owed relates to the previous recognition of charge offs and are net of deferred loan fees and discounts.

As of December 31, 2013 and 2012, the carrying value of impaired loans with no related allowance recorded was $60.3 million and $129.2 million, respectively. Of these amounts, $29.7 million and $41.6 million, respectively, related to loans that were charged off to their carrying values. These charge offs were primarily the result of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $30.6 million and $87.6 million related to loans that had no recorded charge offs or specific reserves as of December 31, 2013 and 2012, respectively, based on our estimate that we ultimately will collect all principal and interest amounts due.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Average balances and interest income recognized on impaired loans, by loan class, for the years ended December 31, 2013, 2012 and 2011, were as follows:

	Year Ended December 31,
	2013		2012		2011
	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)
	($ in thousands)
No allowance recorded:
Asset-based	$26,106	$489	$65,805	$3,246	$67,521	$2,899
Cash flow	25,628	5,867	68,549	5,534	110,466	7,456
Healthcare asset-based	—	—	1,002	233	1,827	177
Healthcare real estate	16,717	—	24,118	—	23,010	165
Multi-family	1,583	161	1,432	17	5,770	—
Real estate	18,897	5	54,800	3,735	185,104	3,410
Small business	6,766	242	11,983	20	10,158	—
Total	95,697	6,764	227,689	12,785	403,856	14,107
With allowance recorded:
Asset-based	743	—	8,222	74	47,572	—
Cash flow	43,156	1,622	95,442	3,094	111,637	3,405
Healthcare asset-based	—	—	—	—	787	—
Healthcare real estate	—	—	604	—	5,006	—
Multi-family	—	—	—	—	414	—
Real estate	—	—	—	—	32,964	—
Small business	—	—	—	—	733	—
Total	43,899	1,622	104,268	3,168	199,113	3,405
Total impaired loans	$139,596	$8,386	$331,957	$15,953	$602,969	$17,512
_________________________

(1)
We recognized no cash basis interest income on impaired loans during the years ended December 31, 2013 and 2012. We recognized $0.1 million cash basis interest income on impaired loans during the year ended December 31, 2011.

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
Each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on: the borrower's financial performance and financial standing, the borrower's ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination, risk ratings are monitored and reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the borrower's financial condition, cash flow or financial position. We use risk rating aggregations to measure credit risk within the loan portfolio. In addition, we consider the market trend of collateral values and loan concentrations by borrower industries and real estate property types.
These risk ratings, analysis of historical loss experience (updated quarterly), current economic conditions, industry performance trends, and any other pertinent information, including individual valuations on impaired loans are all considered when estimating the allowance for loan and lease losses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Activity in the allowance for loan and lease losses related to our loans held for investment for the years ended December 31, 2013, 2012 and 2011, respectively, was as follows:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Allowance for loan and lease losses as of beginning of year	$117,273	$153,631	$329,122
Charge offs	(8,436)	(96,376)	(246,242)
Recoveries	5,900	22,220	18,926
Net charge offs	(2,536)	(74,156)	(227,316)
Charge offs upon transfer to held for sale	(14,748)	(1,644)	(41,160)
Loan and lease loss provision	20,531	39,442	92,985
Balance as of end of year	120,520	117,273	153,631
Allowance for credit losses on unfunded lending commitments at beginning of year	3,424	4,877	3,261
(Release) provision for unfunded lending commitments	(1,124)	(1,453)	1,616
Allowance for credit losses on unfunded lending commitments at end of year(1)	2,300	3,424	4,877
Total allowance for loan, lease and unfunded lending commitments	$122,820	$120,697	$158,508
_________________________

(1)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities. Unfunded lending commitments totaled $1.1 billion, $1.0 billion and $1.4 billion at December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, the balances of the allowance for loan and lease losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

	December 31,
	2013		2012
	Loans	Allowance for Loan and Lease Losses	Loans	Allowance for Loan and Lease Losses
	($ in thousands)
Individually evaluated for impairment(1)	$99,091	$(4,211)	$198,856	$(6,484)
Other loans groups with unidentified incurred losses	6,683,649	(116,309)	5,937,518	(110,789)
Acquired loans with deteriorated credit quality	1,749	—	2,856	—
Total	$6,784,489	$(120,520)	$6,139,230	$(117,273)
_______________________________

(1)	Loans individually evaluated for impairment are net of charge offs of $85.4 million and $162.5 million at December 31, 2013 and 2012, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2013 and 2012, the aggregate carrying value of loans involved in TDRs were $94.0 million and $170.5 million, respectively, as of their respective restructuring dates. Aggregate carrying value includes principal, deferred fees and accrued interest. Loans involved in TDRs are classified as impaired upon closing the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms.
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
The aggregate carrying values of loans that had been restructured in TDRs as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	($ in thousands)
Non-accrual	$55,460	$62,815
Accruing	—	83,367
Total	$55,460	$146,182

The specific reserves related to these loans were $1.6 million as of December 31, 2013 and 2012. We had unfunded commitments related to these restructured loans of $7.6 million and $21.1 million as of December 31, 2013 and 2012, respectively.
The following table rolls forward the balance of loans modified in TDRs for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Beginning balance of TDRs	$146,182	$309,003	$555,113
New TDRs	3,896	45,353	143,963
Draws and pay downs on existing TDRs, net	(16,934)	(18,087)	(27,305)
Loan sales and payoffs	(74,360)	(157,954)	(267,168)
Charge offs post modification	(3,324)	(32,133)	(95,600)
Ending balance of TDRs	$55,460	$146,182	$309,003

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The number and aggregate carrying values of loans involved in TDRs that occurred during the year ended December 31, 2013 were as follows:

	Year Ended December 31, 2013
	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR(2)
	($ in thousands)
Asset-based
Maturity extension	1	$2,985	$2,985
Discounted payoffs	2	10,006	—
Multiple concessions	2	9,398	9,398
	5	22,389	12,383
Cash flow
Maturity extension	2	32,547	32,547
Payment deferral	1	571	571
Discounted payoffs	3	16,942	—
Multiple concessions	7	17,840	17,840
	13	67,900	50,958
Multi-family
Discounted payoffs	1	425	—
Small business
Discounted payoffs	2	565	—
Foreclosures	3	786	—
Multiple concessions	4	1,955	1,955
	9	3,306	1,955
Total(1)	28	$94,020	$65,296
__________________________

(1)	Includes deferred loan fees and discounts.

(2)	Represents the carrying value immediately following the modification of the loan; does not represent the carrying value as of December 31, 2013.

During the year ending December 31, 2013, one small business loan experienced default after its initial restructuring within the previous 12 months. As of December 31, 2013, the carrying value of this loan was $38 thousand.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of concession types granted by loan type, including the accrual status of the loans as of December 31, 2013 and 2012, respectively, was as follows:

	December 31,
	2013			2012
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)
Commercial
Maturity extension	$—	$—	$—	$14,166	$59,513	$73,679
Payment deferral	529	—	529	—	—	—
Multiple concessions	42,340	—	42,340	36,786	23,711	60,497
	42,869	—	42,869	50,952	83,224	134,176
Real estate
Interest rate and fee reduction	—	—	—	—	—	—
Maturity extension	54	—	54	59	—	59
Payment deferral	529	—	529	617	—	617
Multiple concessions	1,938	—	1,938	200	143	343
	2,521	—	2,521	876	143	1,019
Real estate - construction
Maturity extension	10,070	—	10,070	10,758	—	10,758
Multiple concessions	—	—	—	229	—	229
	10,070	—	10,070	10,987	—	10,987
Total	$55,460	$—	$55,460	$62,815	$83,367	$146,182

We have experienced losses incurred on some TDRs subsequent to their initial restructuring. These losses include both additional specific reserves and charge offs on the restructured loans. A majority of such losses has been incurred on our commercial loans and are primarily due to the borrowers' failure to consistently meet their financial forecasts that formed the bases for our restructured loans. Examples of circumstances that resulted in the borrowers not being able to meet their forecasts included acquisitions of other businesses that did not have the expected positive impact on financial results, significant delays in launching products and services, and continued deterioration in the pricing estimates of businesses and product lines that the borrower expected to sell to generate proceeds to repay the loan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Losses incurred on TDRs since their initial restructuring by concession and loan type as of December 31, 2013, 2012 and 2011, respectively, was as follows:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Commercial
Interest rate and fee reduction	$—	$—	$18,727
Maturity extension	727	5,440	11,310
Payment deferral	144	252	10,968
Multiple concessions	6,360	20,281	48,912
	7,231	25,973	89,917
Real estate
Interest rate and fee reduction	—	—	9
Maturity extension	—	950	—
Payment deferral	—	—	11,162
Multiple concessions	363	23	402
	363	973	11,573
Real estate - construction
Maturity extension	—	4,709	19,408
Multiple concessions	229	958	—
	229	5,667	19,408
Total	$7,823	$32,613	$120,898

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the years ended December 31, 2013, 2012 and 2011, 65.3%, 92.9% and 83.9%, respectively, related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status.  We recognized approximately $0.3 million, $0.1 million and $0.2 million of interest income for the years ended December 31, 2013, 2012 and 2011, respectively, on the commercial loans that experienced losses during those years.
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
Activity related to REO for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Balance as of beginning of year	$23,791	$69,698	$163,329
Transfers from loans held for investment and other assets	845	15,494	28,281
Fair value adjustments	(2,025)	(10,174)	(28,274)
Real estate sold	(9,787)	(51,227)	(93,638)
Balance as of end of year	$12,824	$23,791	$69,698

During the years ended December 31, 2013, 2012 and 2011, we recognized gains (losses) of $4.0 million, $2.7 million and $(0.7) million, respectively, on the sales of REO as a component of expense of real estate owned and other foreclosed assets, net.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments
Investment Securities, Available-for-Sale
As of December 31, 2013 and 2012, our investment securities, available-for-sale were as follows:

	December 31,
	2013				2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Agency securities	$785,511	$10,909	$(12,180)	$784,240	$960,864	$23,464	$(807)	$983,521
Asset-backed securities	3,031	138	—	3,169	9,280	312	—	9,592
Collateralized loan obligations	47,863	—	(526)	47,337	13,418	12,832	—	26,250
Non-agency MBS	19,897	329	(23)	20,203	40,937	689	(279)	41,347
SBA asset-backed securities	15,640	—	(107)	15,533	17,632	683	—	18,315
Total	$871,942	$11,376	$(12,836)	$870,482	$1,042,131	$37,980	$(1,086)	$1,079,025

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
Realized gains or losses resulting from the sale and maturities of investments are calculated using the specific identification method and included in gain on sales or calls of investments, net. During the year ended December 31, 2013, we had repayments on investment securities, available-for-sale of $358.7 million and $117.6 million in purchases, with a net amortized discount of $3.4 million. During the year ended December 31, 2012, we had repayments on investment securities, available-for-sale of $383.6 million and $293.9 million in purchases, with a net amortized discount of $6.1 million.
During the years ended December 31, 2013, 2012, and 2011, we recognized $(25.5) million, $5.6 million, and $13.3 million, respectively, of net unrealized after-tax (loss) gains as a component of accumulated other comprehensive income, net.
Other-than-temporary impairments (“OTTI”) on our investment securities, available-for-sale are included as a component of gain on investments, net. We recorded OTTI of $0.2 million, $1.4 million and $1.5 million relating to a decline in the fair value of our investment securities, available-for-sale on our collateralized loan obligations and municipal bond during the years ended December 31, 2013, 2012 and 2011, respectively.
The amortized cost and fair value of investment securities, available-for-sale pledged as collateral to the FHLB SF and government agencies as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013		2012
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB SF	$—	$—	$190,113	$197,911
FRB	9,988	9,975	—	—
Government agencies(1)	17,246	17,436	5,390	5,439
Total	$27,234	$27,411	$195,503	$203,350
____________________________

(1)	Represents the amounts pledged as collateral to secure funds deposited by government agencies.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities, Held-to-Maturity
As of December 31, 2013 and 2012, investment securities, held-to-maturity consisted of non-agency commercial mortgage-backed securities rated AA+ or higher. The amortized cost, gross unrealized gains and losses, and estimated fair value of held-to-maturity securities were as follows:

	December 31,
	2013	2012
	($ in thousands)
Amortized Cost	$74,369	$108,233
Unrealized Gains	1,166	3,531
Unrealized Losses	—	(376)
Fair Value	$75,535	$111,388

During the years ended December 31, 2013 and 2012, we recorded $4.3 million and $4.4 million, respectively, of interest income on investment securities, held-to-maturity which were recorded as a component of interest income in investment securities.
During the year ended December 31, 2013, we had repayments and purchases on investment securities, held-to-maturity of $35.7 million and $47.9 million, respectively, with a net amortized premium of $1.7 million.
During the year ended December 31, 2013, we transferred $47.9 million in investment securities, held-to-maturity, which consisted of collateralized loan obligations, with a fair value of $47.3 million and net unrealized losses of $526 thousand, to investment securities, available-for-sale. The CLOs were reclassified to available-for-sale due to the provisions of the Volcker Rule that prohibit banking entities from having ownership interests in "covered funds." As such, the Company would not be permitted to hold the CLOs to their contractual maturity. In addition, we sold one CMBS with a net carrying value of $6.2 million and realized a net gain of $0.2 million during the year ended December 31, 2013. We decided to sell the security as a result of evidence of significant deterioration in the issuer's creditworthiness.
During the year ended December 31, 2012, we had $5.1 million of principal repayments on investment securities, held-to-maturity with a net amortized premium of $1.7 million, and no purchases of investment securities, held-to-maturity.
The investment securities, held-to-maturity pledged as collateral as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013		2012
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB SF	$3,582	$3,745	$4,060	$4,497
FRB	60,396	60,593	87,038	88,381
Total	$63,978	$64,338	$91,098	$92,878

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unrealized Losses on Investment Securities
As of December 31, 2013 and 2012, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	($ in thousands)
As of December 31, 2013
Investment Securities, Available-for-Sale:
Agency securities	$(8,974)	$332,996	$(3,206)	$59,738	$(12,180)	$392,734
Collateralized loan obligations	(526)	47,337	—	—	(526)	47,337
SBA asset-backed securities	(107)	15,533	—	—	(107)	15,533
Non-agency MBS	(14)	1,463	(9)	690	(23)	2,153
Total Investment Securities, Available-for-Sale	$(9,621)	$397,329	$(3,215)	$60,428	$(12,836)	$457,757
Total Investment Securities, Held-to-Maturity	$—	$—	$—	$—	$—	$—
As of December 31, 2012
Investment Securities, Available-for-Sale:
Agency securities	$(807)	$115,447	$—	$—	$(807)	$115,447
Non-agency MBS	(245)	8,651	(34)	1,175	(279)	9,826
Total Investment Securities, Available-for-Sale	$(1,052)	$124,098	$(34)	$1,175	$(1,086)	$125,273
Total Investment Securities, Held-to-Maturity	$—	$—	$(376)	$59,284	$(376)	59,284

Investment securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI. As of December 31, 2013 and 2012, we do not believe that any unrealized losses included in the table above represent an OTTI. The unrealized losses are attributable to fluctuations in the market prices of the securities due to market conditions and interest rate levels. Agency securities have the highest debt rating and are backed by government-sponsored entities. As of December 31, 2013, each of the agency, Non-agency MBS, and CLOs with unrealized losses were well supported. Based on our analysis of each security in an unrealized loss position, we have the intent, ability to hold and no requirement to sell these securities, so we can expect to recover the entire amortized cost basis of the impaired securities.
Contractual Maturities
As of December 31, 2013, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities, Available-for-Sale		Investment Securities, Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	12,889	13,330	—	—
Due after five years through ten years(1)	44,241	44,884	60,396	60,593
Due after ten years(2)(3)	814,812	812,268	13,973	14,943
Total	$871,942	$870,482	$74,369	$75,536
__________________________________

(1)
Includes Agency MBS, Non-agency MBS, Non-agency ABS, Non-agency CMBS, and CLOs with fair values of $16.9 million, $0.2 million, $3.2 million, $60.6 million and $24.7 million, respectively, and weighted average expected maturities of approximately 1.94, 1.83, 1.59, 0.41 and 4.43 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2013.

(2)
Includes Agency MBS, SBA ABS, Non-agency MBS, Non-agency CMBS, and CLOs with fair values of $762.4 million, $15.5 million, $11.7 million, $14.9 million, and $22.7 million, respectively, and weighted average expected maturities of approximately 4.06, 6.70, 2.01, 2.66 and 7.07 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2013.

(3)	Includes securities with no stated maturity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Investments
As of December 31, 2013 and 2012, our other investments were as follows:

	December 31,
	2013	2012
	($ in thousands)
Investments carried at cost	$17,797	$23,963
Investments accounted for under the equity method	34,327	36,400
Total	$52,124	$60,363
Proceeds and gains from sales of other investments for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Proceeds from sales	$3,407	$11,478	$30,468
Gain from sales	3,385	5,874	22,915

During the years ended December 31, 2013 and 2012, we recorded $3.6 million and $7.1 million, respectively, of dividends which were recorded as a component of gain on investments, net.
During the years ended December 31, 2013, 2012 and 2011, we recorded OTTI of $1.6 million, $5.2 million and $1.4 million, respectively, relating to our investments carried at cost.
Note 5. Property and Equipment
We own property and equipment for use in our operations as well as equipment leased to others subject to operating lease agreements. As of December 31, 2013 and 2012, property and equipment included in other assets consisted of the following:

	December 31,
	2013	2012
	($ in thousands)
Land	$125	$125
Buildings	470	470
Equipment	179,544	149,345
Furniture and related equipment	10,479	10,266
Leasehold improvements	26,266	24,498
Accumulated depreciation and amortization	(63,809)	(46,190)
Total	$153,075	$138,514

During the years ended December 31, 2013 and 2012, we acquired $31.9 million and $40.8 million of equipment, respectively, which we lease to others for their use subject to operating lease agreements. During the years ended December 31, 2013 and 2012, income from these leases was $1.7 million and $1.1 million, respectively.
Depreciation of property and equipment totaled $14.4 million, $12.7 million and $9.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 6. Deposits
As of December 31, 2013 and 2012, the Bank had $6.1 billion and $5.6 billion, respectively, in deposits insured up to the maximum limit by the FDIC. As of December 31, 2013 and 2012, the Bank had $816.3 million and $597.8 million, respectively, of certificates of deposit in the amount of $250,000 or more and $3.1 billion and $2.6 billion, respectively, of certificates of deposit in the amount of $100,000 or more.
As of December 31, 2013 and 2012, the weighted average interest rates for savings and money market deposit accounts were 0.46% and 0.51%, respectively, and for certificates of deposit were 0.97% and 0.94%, respectively. The weighted average interest rates for all deposits as of December 31, 2013 and 2012 were 0.90% and 0.87%, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012, interest-bearing deposits at the Bank were as follows:

	December 31,
	2013		2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$253,357	0.45%	$257,961	0.49%
Savings	623,430	0.47%	704,890	0.52%
Certificates of deposit	5,250,903	0.97%	4,616,419	0.94%
Total interest-bearing deposits	$6,127,690	0.90%	$5,579,270	0.87%

As of December 31, 2013, certificates of deposit at the Bank detailed by maturity were as follows:

	Amount	Weighted Average Rate
	($ in thousands)
Maturing by:
December 31, 2014	$4,694,400	0.94%
December 31, 2015	432,770	1.16%
December 31, 2016	69,602	1.67%
December 31, 2017	26,459	1.19%
December 31, 2018	27,672	1.25%
Total	$5,250,903	0.97%

For the years ended December 31, 2013, 2012 and 2011, interest expense on deposits was as follows:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Savings and money market	$4,584	$6,086	$8,289
Certificates of deposit	47,591	45,165	45,547
Fees for early withdrawal	(234)	(216)	(227)
Total interest expense on deposits	$51,941	$51,035	$53,609
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
Our interest in borrowers qualifying as VIEs was $44.6 million and $115.4 million as of December 31, 2013 and 2012, respectively, and is included in loans held for investment. For certain of these borrowers, we have had obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

maximum exposure to loss as a result of our involvement with these entities was $69.4 million and $151.9 million as of December 31, 2013 and 2012, respectively.
Term Debt Securitizations
In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers were structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that were collateralized by their underlying assets, which primarily comprised loans contributed to the securitizations. We serviced the underlying loans contributed to the Issuers and earned periodic servicing fees paid from the cash flows of the underlying loans. The Issuers have all of the legal obligations to repay the outstanding notes and certificates. During the year ended December 31, 2013, we called all of our remaining term debt securitizations and repaid the outstanding third-party debt of $177.2 million. We recognized no gain or loss on the extinguishment of debt. As a result, as of December 31, 2013, we had no remaining term debt securitizations. As of December 31, 2012, the total outstanding balance of the securitizations was $398.9 million. This amount included $221.7 million of notes and certificates that we held as of December 31, 2012.
Prior to the call and extinguishment of our term debt securitizations, we had determined that the Issuers were VIEs, subject to applicable consolidation guidance and concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we had concluded that we were the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we had been reporting the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. Upon the extinguishment of our securitizations, we have no consolidated assets and liabilities related to the Issuers as of December 31, 2013. As of December 31, 2012, the carrying amount of the consolidated liabilities related to the Issuers was $177.4 million. This amount included term debt and represented obligations for which there was only legal recourse to the Issuers. As of December 31, 2012, the carrying amount of the consolidated assets related to the Issuers was $345.4 million. This amount primarily included loans held for investment, net and related assets that can only be used to settle obligations of the Issuers.
As of December 31, 2012, we held an interest in a term debt securitization trust (the "2006-A Trust"). As of December 31, 2013, we had no remaining interest in the 2006-A Trust. Due to the sale of our interest during the fourth quarter of 2013, we had $19.8 million in realized gains which was included as component of gains on investments, net. As of December 31, 2012, the fair value of our remaining interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization and held was $26.3 million, and was classified as investment securities, available-for-sale. We had no material commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we did not provided any additional financial support to the 2006-A Trust since the deconsolidation. This swap exposure had a fair value to the counterparty of $9.2 million and $13.5 million as of December 31, 2013 and 2012. During the years ended December 31, 2013 and December 31, 2012, we recorded no unrealized gains or losses and $12.8 million in unrealized gains, respectively, which was included as a component of other comprehensive income, on the securities that we had held in the 2006-A Trust.
Note 8. Borrowings
As of December 31, 2013 and 2012, the composition of our outstanding borrowings was as follows:

	December 31,
	2013	2012
	($ in thousands)
Term debt - obligations of consolidated VIEs for which there was no recourse to the general credit of CapitalSource Inc (1)	$—	$177,188
Other borrowings:
Subordinated debt	412,156	410,738
FHLB SF borrowings	625,000	595,000
Total other borrowings	1,037,156	1,005,738
Total borrowings	$1,037,156	$1,182,926
______________________________

(1)	Amount presented is net of debt discounts of $21 thousand as of December 31, 2012.
Term Debt
In conjunction with each of our commercial term debt securitizations, we established and contributed commercial loans to separate Issuers. The Issuers were structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

certificates that were collateralized by the underlying assets of the Issuers, primarily comprising contributed loans. We serviced the underlying commercial loans contributed to the Issuers and earned periodic servicing fees paid from the cash flows of the underlying commercial loans. During the year ended December 31, 2013, we called the 2006-1, 2006-2 and 2007-1 term debt securitizations and repaid the outstanding third-party debt of $177.2 million; we recognized no gain or loss on the extinguishment of debt. As a result, as of December 31, 2013, we had no outstanding term debt securitizations.
Our outstanding term debt transactions in the form of asset securitizations held by third parties as of December 31, 2013 and 2012, were as follows:

	Amounts Issued	Outstanding Third Party Held Debt Balance as of December 31,		Interest Rate Spread(1)	Original Expected Maturity Date
		2013	2012
	($ in thousands)
2006-1
Class C	68,447	—	1,119	0.55%	September 20, 2010
Class D	52,803	—	24,371	1.30%	December 20, 2010
	121,250	—	25,490
2006-2
Class D(2)	101,250	—	84,597	1.52%	June 20, 2013
Class E	56,250	—	20,000	2.50%	June 20, 2013
	157,500	—	104,597
2007-1
Class C	84,000	—	19,448	0.65%	February 20, 2013
Class D	48,000	—	27,674	1.50%	September 20, 2013
	132,000	—	47,122
Total		$—	$177,209
____________________

(1)	All of our term debt securitizations incurred interest based on one-month LIBOR, which was 0.21% as of December 31, 2012.

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
For the years ended December 31, 2013, 2012 and 2011, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Interest expense recognized on:
Contractual interest coupon	$—	$1,006	$21,112
Amortization of deferred financing fees	—	7	692
Amortization of debt discount	—	66	6,033
Total interest expense recognized	$—	$1,079	$27,837
Effective interest rate on the liability component:
3.5% Senior Debentures due 2034(1)	—%	—%	7.25%
4.0% Senior Subordinated Debentures due 2034(1)	—%	—%	7.68%
7.25% Senior Subordinated Debentures due 2037(2)	—%	7.79%	7.79%
____________________

(1)	Repurchased in 2011.

(2)	Repurchased in 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In March 2012, we purchased an aggregate of $26.1 million of preferred securities from our TP Trusts 2005-1 and 2006-4 at a discount from liquidation value. As a result of this purchase, in June 2012, the related subordinated debt was exchanged and cancelled, and we recognized a related gain of $8.2 million on the extinguishment.
The carrying value of our subordinated debt was $412.2 million and $410.7 million as of December 31, 2013 and 2012, respectively.

TPS Series	Trust Formation Date	Debt Outstanding		Maturity Date	Date Callable(1)	Interest Rate as of December 31, 2013
		($ in thousands)
2005-1	November 2005	$82,475		December 15, 2035	December 15, 2010	2.19%	(2)
2005-2	December 2005	$128,866		January 30, 2036	January 30, 2011	2.19%	(2)
2006-1	February 2006	$51,545		April 30, 2036	April 30, 2011	2.19%	(2)
2006-2	September 2006	$51,550		October 30, 2036	October 30, 2011	2.19%	(2)
2006-3	September 2006	$35,423	(4)	October 30, 2036	October 30, 2011	2.28%	(3)
2006-4	December 2006	$16,470		January 30, 2037	January 30, 2012	2.19%	(2)
2006-5	December 2006	$6,650		January 30, 2037	January 30, 2012	2.19%	(2)
2007-2	June 2007	$39,177		July 30, 2037	July 30, 2012	2.19%	(2)
______________________

(1)	The subordinated debt is callable by us in whole or in part at par at any time after the stated date.

(2)	Bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly at various dates.

(3)	Bears interest at a floating interest rate equal to three-month EURIBOR plus 2.05%, resetting quarterly.

(4)	Denomination is in Euros with a value of €25.8 million.
The subordinated debt described above is unsecured and ranks subordinate and junior in right of payment to all of the Parent Company's indebtedness.
FHLB SF Borrowings and FRB Credit Program
As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of December 31, 2013 equal to 35% of the Bank's total assets. The maximum financing available under this formula was $2.8 billion and $2.6 billion as of December 31, 2013 and 2012, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of December 31, 2013, securities collateral with an estimated fair value of $3.7 million and loans with an unpaid principal balance of $1.2 billion were pledged to the FHLB SF.
As of December 31, 2013 and 2012, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	December 31,
	2013	2012
	($ in thousands)
Borrowing capacity	$1,012,361	$841,309
Less: outstanding principal	(625,000)	(595,000)
Less: outstanding letters of credit	(150)	(300)
Unused borrowing capacity	$387,211	$246,009
The Bank is an approved depository institution under the primary credit program of the FRB of San Francisco's discount window eligible to borrow from the FRB for short periods, generally overnight. As of December 31, 2013 and 2012, investment

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

securities with amortized costs of $70.4 million and $87.0 million, respectively, and fair values of $70.6 million and $88.4 million, respectively, had been pledged as collateral this program. As of December 31, 2013 and 2012, there were no borrowings outstanding. Additionally, the Bank participates in the Borrower-In-Custody program at the FRB of San Francisco, which allows the Bank to pledge qualifying loans. As of December 31, 2013, there were no loans pledged.
Debt Maturities
The contractual maturities of our obligations under the subordinated debt and FHLB SF borrowings as of December 31, 2013, were as follows:

	Other Borrowings		Total
	Subordinated Debt(1)	FHLB SF Borrowings
	($ in thousands)
2014	$—	$135,000	$135,000
2015	—	112,500	112,500
2016	—	204,000	204,000
2017	—	88,000	88,000
2018	—	78,000	78,000
Thereafter	412,156	7,500	419,656
Total	$412,156	$625,000	$1,037,156

______________________

(1)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.
Interest Expense
The weighted average interest rates on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2013, 2012 and 2011 were 1.1%, 1.2% and 2.2%, respectively.
Deferred Financing Fees
As of December 31, 2013 and 2012, deferred financing fees of $10.7 million and $11.8 million, respectively, net of accumulated amortization of $3.2 million and $31.3 million, respectively, were included in other assets.
Debt Covenants
The Parent Company is subject to financial and non-financial covenants under our indebtedness, including, those with respect to engaging in a merger, sale or consolidation. If we were to default under our indebtedness by violating these covenants or otherwise, our investors' remedies would include the ability to, among other things, foreclose on collateral, and/or accelerate payment of all amounts payable under such indebtedness. We believe that we are in compliance with all covenants under our indebtedness.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Shareholders' Equity
Common Stock Shares Outstanding
Common stock share activity for the years ended December 31, 2013, 2012 and 2011 was as follows:

Outstanding as of December 31, 2010	323,225,355
Repurchase of common stock	(70,208,500)
Exercise of options	475,709
Restricted stock and other stock activities	2,619,641
Outstanding as of December 31, 2011	256,112,205
Repurchase of common stock	(49,270,260)
Exercise of options	1,694,429
Restricted stock and other stock activities	1,015,300
Outstanding as of December 31, 2012	209,551,674
Repurchase of common stock	(15,002,800)
Exercise of options	1,774,824
Restricted stock and other stock activities	531,585
Outstanding as of December 31, 2013	196,855,283

Stock Repurchase Program
Between 2010 and 2013, the Company repurchased $930.6 million of its common stock at weighted average prices of $7.01 per share in 2010, $6.22 per share in 2011, $6.97 per share in 2012 and $9.18 per share in 2013. All shares purchased during this period were retired upon settlement. As a result of entering into the Merger Agreement, the Stock Repurchase Program was suspended as of July 23, 2013. The Stock Repurchase Program was later terminated as of December 31, 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive loss, net
Accumulated other comprehensive loss, net, as of December 31, 2013 and 2012 was as follows:

	December 31, 2013
	Unrealized Loss on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Loss, Net
	($ in thousands)
Beginning balance as of January 1, 2013	$24,650	$—	$24,650
Other comprehensive loss before reclassifications, net of tax benefit of $10.2 million (1)	(10,367)	—	(10,367)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $2.3 million (2)	(15,153)	—	(15,153)
Other comprehensive loss, net of tax benefit of $12.5 million	(25,520)	—	(25,520)
Ending balance as of December 31, 2013	$(870)	$—	$(870)
____________________

(1)	Gross amount included in Investment securities interest income, with related tax impact included in Deferred tax assets, net.

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
____________________

(1)	Gross amount included in Investment securities interest income, with related tax impact included in Deferred tax assets, net.

(2)
Gross amounts included in Gain on investments, net, and Other non-interest income, net, respectively. Related tax impact amounts are included in Income tax (benefit) expense and Other non-interest income, net, respectively.

Note 10. Employee Benefit Plan
Our employees are eligible to participate in the CapitalSource 401(k) Plan (“401(k) Plan”), a defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. During the years ended December 31, 2013, 2012 and 2011, we contributed $1.8 million, $2.1 million and $1.8 million, respectively, in matching contributions to the 401(k) Plan.
Note 11. Income Taxes
We provide for income taxes as a “C” corporation on income earned from operations. We are subject to federal, foreign, state and local taxation in various jurisdictions.
In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the history of operating losses and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2013 and 2012, the valuation allowance was $152.0 million and $128.6 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During 2012, we reversed $358.1 million of the valuation allowance, and such reversal was recorded as a benefit in our income tax expenses. Each of the deferred tax assets was evaluated based on our evaluation of the available positive and negative evidence with respect to our ability to realize the deferred tax asset, including considering their associated character and jurisdiction. The decision to reverse a large portion of the valuation allowance was based on our evaluation of all positive and negative evidence. A cumulative loss position, such as we had for the previous three-year period ended December 31, 2011, is generally considered significant negative evidence in assessing the realizability of a deferred tax asset. However, significant positive evidence had developed which overcame this negative evidence such that, during the year ended December 31, 2012, management determined that it is more likely than not that a portion of the deferred tax asset will be realized. This determination was made not based upon a single event or occurrence, but based upon the accumulation of all positive and negative evidence including recent trends in our earnings and taxable income. Other positive evidence included the projection of future taxable income based on a recent history of positive earnings at the Bank, improved asset performance trends, substantial decline in the Parent Company's operations and assets, and one-time losses included in the three-year cumulative pre-tax loss (i.e., debt extinguishment loss). Additionally, we are no longer in a cumulative pre-tax loss position since the end of 2012.
A valuation allowance of $152.0 million remains in effect as of December 31, 2013 with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Current:
Federal	$(52,836)	$21,467	$(8,844)
State	5,575	5,501	4,916
Foreign	22	237	(2,482)
Total current	(47,239)	27,205	(6,410)
Deferred:
Federal	123,150	(306,065)	32,785
State	6,126	(6,221)	5,053
Foreign	—	—	5,514
Total deferred	129,276	(312,286)	43,352
Income tax expense (benefit)	$82,037	$(285,081)	$36,942

For the year ended December 31, 2013 and 2012, we had $246.3 million and $205.5 million, respectively, of pre-tax income relating to our domestic operations. For the year ended December 31, 2011, we had $16.9 million of pre-tax income and $32.0 million of pre-tax loss that was attributable to foreign and domestic operations, respectively.
The reconciliations of the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2013, 2012 and 2011, were as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.5	4.1	7.1
Foreign income/Repatriation	—	—	93.4
Valuation allowance	8.4	(186.8)	(672.9)
State rate change	(12.6)	8.1	180.9
Other	(2.0)	0.9	111.5
Effective income tax rate	33.3%	(138.7)%	(245.0)%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. The components of deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	($ in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$47,314	$38,922
Net unrealized losses on investments	30,274	62,557
Net unrealized losses on other real estate owned	5,608	7,720
Net operating losses - federal	187,733	166,624
Net operating losses - state, net of federal tax benefit	65,844	46,094
Capital losses - federal and state	38,649	23,813
Foreign tax credit	28,616	28,616
Share-based compensation awards	7,841	7,915
Non-accrual interest	8,832	50,899
Other	18,174	114,046
Total deferred tax assets	438,885	547,206
Valuation allowance	(151,980)	(128,568)
Total deferred tax assets, net of valuation allowance	286,905	418,638
Deferred tax liabilities:
Mark-to-market on loans	4,649	16,074
Other	29,988	40,281
Total deferred tax liabilities	34,637	56,355
Net deferred tax assets	$252,268	$362,283
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
We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code (the “Code”), our ability to utilize our net operating loss carryforwards, certain built-in losses and other tax attributes recognized in years after the ownership change generally would be limited. The annual limit would equal the product of (a) the applicable long term tax exempt rate and (b) the value of the relevant taxable entity's capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more (the "5-Percent Shareholders") of a company's outstanding stock, including certain public groups of stockholders as set forth under Section 382 of the Code, and those arising from new stock issuances and other equity transactions. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether in the future we will undergo an ownership change under Section 382 of the Code.
In July 2013, the Board of Directors adopted a tax benefit preservation plan which was designed to preserve the net operating loss carryforwards and other tax attributes of the Company. The plan is intended to discourage persons from becoming 5-Percent Shareholders and existing 5-Percent Shareholders from increasing their beneficial ownership of shares.
As of December 31, 2013 and 2012, we had net operating loss carryforwards of $546.2 million and $487.8 million, respectively, for federal tax purposes, which are available to offset future taxable income. If not used, these carryforwards will begin to expire in 2029 and would fully expire in 2031. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option and restricted stock deductions, the resulting benefits will be credited to stockholders' equity. As of December 31, 2013 and 2012, we had state net operating loss carryforwards of $1.2 billion and $0.7 billion, respectively, which will expire in varying amounts beginning in 2013 through 2033.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012, we had capital loss carryforwards of $94.1 million and $60.7 million, respectively, for federal tax purposes which are available to offset future capital gains. If not used, these carryforwards will begin to expire in 2015 and will fully expire in 2018.
As of December 31, 2013 and 2012, we have foreign tax credit carryforwards of $28.6 million for federal tax purposes, which are available to offset future federal income tax. If not used, these carryforwards will begin to expire in 2016 and would fully expire in 2021.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012, are as follows:

	Year Ended December 31,
	2013	2012
	($ in thousands)
Balance as of the beginning of year	$108,101	$75,445
Additions for tax positions of prior years	13,715	34,698
Reductions for tax positions of prior years	(31,985)	(97)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(557)	(1,945)
Reductions for tax positions as a result of settlements	(71,588)	—
Balance as of the end of year	$17,686	$108,101

As of December 31, 2013 and 2012, our unrecognized tax benefit that may affect the effective tax rate was $2.1 million and $2.7 million, respectively, in each period. Due to potential for resolution of federal and state examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by as much as $1.8 million; however, we have sufficient net operating losses and other adjustments to offset these potential tax liabilities.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. For the years ended December 31, 2013, 2012 and 2011, we recognized $(1.0) million, $1.8 million and $0.5 million in interest (benefit) expense and penalties, respectively. We had $2.6 million and $3.6 million accrued for the payment of interest and penalties as of December 31, 2013 and 2012, respectively.
We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2009 through 2012. We are currently under examination by certain state jurisdictions for the tax years 2006 to 2011.
Note 12. Net Income (Loss) Per Share
The computations of basic and diluted net income (loss) per share attributable to CapitalSource Inc. for the years ended December 31, 2013, 2012 and 2011, respectively, were as follows:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands, except per share data)
Net income (loss):
Net income (loss)	164,292	490,610	(52,023)
Average shares - basic	195,189,983	223,928,583	302,998,615
Effect of dilutive securities:
Option shares	2,565,037	2,465,061	—
Stock units and unvested restricted stock	2,696,879	3,761,345	—
Average shares - diluted	200,451,899	230,154,989	302,998,615
Basic net income (loss) per share	0.84	2.19	(0.17)
Diluted net income (loss) per share	0.82	2.13	(0.17)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The weighted average shares that have an antidilutive effect in the calculation of diluted net income (loss) per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Year Ended December 31,
	2013	2012	2011
Stock units	—	1,858	2,956,796
Stock options	473,666	1,256,195	7,242,390
Shares issuable upon conversion of convertible debt	—	—	1,069,517
Unvested restricted stock	—	52,552	4,781,650
Note 13. Stock-Based Compensation
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
As of December 31, 2013, there were 7.7 million shares subject to outstanding grants and 23.2 million shares remaining available for future grants under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) April 29, 2020. The Plan is intended to give eligible employees, members of the Board, and our consultants and advisors awards that are linked to the performance of our common stock.
Total compensation cost recognized in income pursuant to the Plan was $38.3 million, $34.1 million and $15.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Stock Options
Stock option activity for the year ended December 31, 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				($ in thousands)
Outstanding as of December 31, 2012	6,364,661	$5.41	5.67	$19,626
Granted	—	—
Exercised	(1,774,824)	3.31
Expired	(154,686)	15.59
Forfeited	—	—
Outstanding as of December 31, 2013	4,435,151	5.90	6.23	39,606
Vested as of December 31, 2013	3,673,901	5.78	5.85	33,582
Exercisable as of December 31, 2013	3,673,901	5.78	5.85	33,582

For the years ended December 31, 2013, no options were granted. For the years ended December 31, 2012 and 2011, the weighted average grant date fair values of options granted were $7.58 and $4.18, respectively. The total intrinsic values of options exercised during the years ended December 31, 2013, 2012 and 2011, were $11.4 million, $6.1 million and $1.5 million, respectively. As of December 31, 2013 and 2012, the total unrecognized compensation cost related to unvested options granted pursuant to the Plan was $0.9 million and $2.7 million, respectively. This cost is expected to be recognized over a weighted average period of 0.63 and 1.56 years, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For awards containing only service and/or performance based vesting conditions, we use the Black-Scholes option-pricing model to estimate the fair value of each option grant on its grant date. The assumptions used in this model for the years ended December 31, 2013, 2012 and 2011, were as follows:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	0.28%	0.53%	0.57%
Expected volatility	33.06%	63.83%	87.80%
Risk-free interest rate	1.18%	0.52%	1.50%
Expected life	3.8 years	3.9 years	4.0 years

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
Restricted Stock Awards and Restricted Stock Units
Restricted stock awards for the year ended December 31, 2013, were as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	3,781,731	$6.44
Granted	1,294,388	9.68
Vested	(1,699,284)	6.37
Forfeited	(77,514)	6.67
Outstanding as of December 31, 2013(1)	3,299,321	7.74
______________________

(1)	Includes 0.8 million and 0.2 million vested and unvested restricted stock units, respectively.
The fair value of unvested restricted stock awards and restricted stock units is determined based on the closing trading price of our common stock on the grant date, in accordance with the Plan. The weighted average grant date fair value of restricted stock awards and restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $9.68, $6.99 and $6.30, respectively.
The total fair value of restricted stock awards and restricted stock units that vested during the years ended December 31, 2013, 2012 and 2011 was $20.3 million, $30.4 million and $8.9 million, respectively. As of December 31, 2013 and 2012, the total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted pursuant to the Plan was $13.7 million and $18.0 million, respectively, which is expected to be recognized over a weighted average period of 1.42 and 1.80 years, respectively.
Note 14. Bank Regulatory Capital
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, the Bank must be “well-capitalized” and at all times have a minimum total risk-based capital ratio of 15%, a minimum Tier-1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. the Bank's ratios and the minimum requirements as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013				2012
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Tier-1 Leverage	$1,088,870	13.88%	$393,342	5.00%	$933,837	13.06%	$357,443	5.00%
Tier-1 Risk-Based Capital	1,088,870	15.03	434,562	6.00	933,837	15.24	367,651	6.00
Total Risk-Based Capital	1,179,666	16.29	1,086,405	15.00	1,010,746	16.50	919,128	15.00
Note 15. Commitments and Contingencies
We have non-cancelable operating leases for office space and office equipment. The leases expire over the next eleven years and contain provisions for certain annual rental escalations.
As of December 31, 2013, future minimum lease payments under non-cancelable operating leases, including leases held at the Bank, were as follows ($ in thousands):

2014	$11,715
2015	9,154
2016	7,660
2017	6,738
2018	6,025
Thereafter	33,831
Total(1)	$75,123
______________________

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $16.1 million due in the future under non-cancelable subleases.
Occupancy expense was $14.6 million, $16.8 million and $15.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013 and 2012, we had committed credit facilities to our borrowers of approximately $8.0 billion and $7.4 billion of which approximately $1.1 billion and $1.0 billion were unfunded, respectively. As of December 31, 2013 and 2012, $1.0 billion and $0.9 billion of the total unfunded commitments were extended by the Bank, respectively. As of December 31, 2013 and 2012, $28.0 million and $88.5 million, of the total unfunded commitments were extended by the Parent Company, respectively. Our failure to satisfy our full contractual funding commitment to one or more of our borrower's could create a breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.
We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of December 31, 2013 and 2012, we had issued $43.4 million and $54.2 million, respectively, in stand-by letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation and would seek repayment of that financial obligation from the borrower, and we have posted cash and investments securities as collateral under these arrangements.
From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.
Note 16. Related Party Transactions
We have from time to time in the past, and expect that we may from time to time in the future, enter into transactions with companies in which our directors, executive officers, nominees for directors, 5% or more beneficial owners or certain of their affiliates have material interests. Our Board, or a committee of disinterested directors, is charged with considering and approving

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

these types of transactions. Management believes that each of our related party loans have been, and will continue to be, subject to the same due diligence, underwriting and rating standards as the loans that we make to unrelated third parties.
As of December 31, 2013 and 2012, we had no loans committed or outstanding to such entities. For the year ended December 31, 2013, we recognized no interest and fees from these loans. For the years ended December 31, 2012 and 2011, we recognized $0.1 million and $0.6 million, respectively, in interest and fees from these loans.
Note 17. Derivative Instruments
We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of December 31, 2013 and 2012, none of our derivatives were designated as hedging instruments pursuant to GAAP.
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
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of December 31, 2013, the gross positive fair value of derivative financial instruments was $1.4 million. As a result of our master netting arrangements, our exposure was reduced to $0.9 million as of December 31, 2013.
We report our derivatives at fair value on a gross basis irrespective of our master netting arrangements. We held no collateral against our derivatives in asset positions as of December 31, 2013 and 2012. For derivatives that were in a liability position, we had posted no collateral as of December 31, 2013 and $1.5 million collateral as of December 31, 2012. As of December 31, 2013, we also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at the Bank.
During the year ended December 31, 2013, we had $4.7 million of interest rate swaps that were terminated in conjunction with calling the two remaining securitizations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

	December 31,
	2013			2012
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Other Assets	Other Liabilities		Other Assets	Other Liabilities
	($ in thousands)			($ in thousands)
Interest rate contracts	$—	$—	$—	$6,712	$—	$11
Foreign exchange contracts	54,121	1,379	510	34,553	—	471
Total	$54,121	$1,379	$510	$41,265	$—	$482

The gains and losses on our derivative instruments recognized during the years ended December 31, 2013, 2012 and 2011 as well as the locations of such gains and losses in our audited consolidated statements of operations were as follows:

	Location	Gain (Loss) Recognized in Income in Year Ended December 31,
		2013	2012	2011
		($ in thousands)
Interest rate contracts	Gain (loss) on derivatives, net	$(10)	$338	$(6,120)
Foreign exchange contracts	Gain (loss) on derivatives, net	(286)	(1,162)	(693)
Total		$(296)	$(824)	$(6,813)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract or notional amounts and the credit risk amounts for derivatives and credit-related arrangements as of December 31, 2013 and 2012, were as follows:

	December 31,
	2013		2012
	Contract or Notional Amount	Credit Risk Amount	Contract or Notional Amount	Credit Risk Amount
		($ in thousands)
Derivatives:
Interest rate contracts	$—	$—	$6,712	$—
Foreign exchange contracts	54,121	870	34,553	—
Total derivatives	$54,121	$870	$41,265	$—
Credit-related arrangements:
Commitments to extend credit	$1,062,669	$17,938	$1,019,920	$14,153
Commitments to extend letters of credit	59,926	7,433	95,927	8,737
Total credit-related arrangements	$1,122,595	$25,371	$1,115,847	$22,890
Derivatives
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of December 31, 2013, the gross positive fair value of derivative financial instruments was $1.4 million.
We report our derivatives at fair value on a gross basis irrespective of our master netting arrangements. We held no collateral against our derivatives in asset positions as of December 31, 2013 and 2012, respectively. We posted no collateral for derivatives that were in a liability position as of December 31, 2013. For derivatives that were in a liability position, we posted collateral of $1.5 million as of December 31, 2012. As of December 31, 2013, we also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at the Bank.
During the year ended December 31, 2013, we terminated interest rate swaps of $9.8 million which were in a liability position. As a result of these terminations, we received $0.3 million, net of collateral held and posted.
Credit-Related Arrangements
In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States. As of December 31, 2013, the single largest industry concentration in our outstanding loan balance was health care and social assistance, which represented approximately 22.2% of the outstanding loan portfolio. As of December 31, 2013, taken in the aggregate, lender finance (primarily timeshare) loans were our largest loan concentration by sector and represented approximately 16% of our loan portfolio.
As of December 31, 2013, real estate and real estate - construction loans represented approximately 43% of our outstanding loan portfolio. Among real estate and real estate - construction loans, the largest property type concentration was the multifamily category, comprising approximately 10%, and the largest geographical concentration was in California, comprising approximately 9% of this loan portfolio.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Investment Securities, Available-for-Sale
Investment securities, available-for-sale, consist of Agency MBS, Non-agency MBS, agency asset-backed securities, non-agency asset-backed securities and CLOs that are carried at fair value on a recurring basis and classified as available-for-sale securities. Fair value adjustments on these investments are generally recorded through other comprehensive income. However, if impairment on an investment, available-for-sale is deemed to be other-than-temporary, all or a portion of the fair value adjustment may be reported in earnings. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. These securities are primarily classified within Level 2 of the fair value hierarchy. No other available-for-sale securities were transferred from or into Level 3 during the years ending December 31, 2013 or 2012.
Investment Securities, Held-to-Maturity
Investment securities, held-to-maturity consists of CMBS. These securities are generally recorded at amortized cost, but are recorded at fair value on a non-recurring basis to the extent we record an OTTI on the securities. Fair value measurements are determined using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Impaired collateral dependent commercial real estate loans for which ultimate collection depends solely on the sale of the collateral are charged off to the estimated fair value of the collateral less estimated costs to sell. For certain of these loans, we charged off to an amount different than the value indicated by the most recent appraisal; this was primarily the result of the appraisal being outdated. As of December 31, 2013 and 2012, we charged off an additional $30.2 million, net, and $32.2 million, net, respectively, in loan balances compared with amounts that would have been charged off based on the most recent appraised values of the collateral.
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
As of December 31, 2013, $31.9 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FHLB SF Stock
Our investment in FHLB SF stock is recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but may be sold back to the FHLB SF at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB SF and its overall financial condition. No impairment losses on our investment in FHLB SF stock have been recorded through December 31, 2013.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Carried at Fair Value on a Recurring Basis
Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2013 were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$784,240	$—	$784,240	$—
Assets-backed securities	3,169	—	3,169	—
Collateralized loan obligation	47,337	—	47,337	—
Non-agency MBS	20,203	—	20,203	—
SBA asset-backed securities	15,533	—	15,533	—
Total Investment securities, available-for-sale	870,482	—	870,482	—
Derivative assets	1,380	—	1,380	—
Total assets	$871,862	$—	$871,862	$—
Liabilities
Derivative liabilities	$510	$—	$510	$—

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2012 were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$983,521	$—	$983,521	$—
Asset-backed securities	9,592	—	9,592	—
Collateralized loan obligation	26,250	—	—	26,250
Non-agency MBS	41,347	—	41,347	—
SBA asset-backed securities	18,315	—	18,315	—
Total assets	$1,079,025	$—	$1,052,775	$26,250
Liabilities
Derivative liabilities	$482	$—	$482	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A summary of the changes in the fair values of assets carried at fair value for the year ended December 31, 2013 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate Debt	Collateralized Loan Obligation	Municipal Bonds	Non-agency MBS	Total	Warrants	Total Assets
	($ in thousands)
Balance as of January 1, 2013	$—	$26,250	$—	$—	$26,250	$—	$26,250
Realized and unrealized gains (losses):
Included in income	—	56,242	—	—	56,242	—	56,242
Included in other comprehensive income, net	—	(12,832)	—	—	(12,832)	—	(12,832)
Total realized and unrealized gains (losses)	—	43,410	—	—	43,410	—	43,410
Transfers to/from Level 3:
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Total Level 3 transfers	—	—	—	—	—	—	—
Sales and settlements:
Sales	—	(66,673)	—	—	(66,673)	—	(66,673)
Settlements	—	(2,987)	—	—	(2,987)	—	(2,987)
Total sales and settlements	—	(69,660)	—	—	(69,660)	—	(69,660)
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—	$—
A summary of the changes in the fair values of assets carried fair value for the year ended December 31, 2012 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate Debt	Collateralized Loan Obligation	Municipal Bonds (1)	Non-agency MBS	Total	Warrants	Total Assets
	($ in thousands)
Balance as of January 1, 2012	$700	$17,763	$3,235	$—	$21,698	$193	$21,891
Realized and unrealized gains (losses):
Included in income	11	2,954	(1,246)	1,353	3,072	5	3,077
Included in other comprehensive income, net	(45)	6,985	—	—	6,940	—	6,940
Total realized and unrealized gains (losses)	(34)	9,939	(1,246)	1,353	10,012	5	10,017
Transfers to/from Level 3
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(666)	—	—	—	(666)	—	(666)
Total Level 3 transfers	(666)	—	—	—	(666)	—	(666)
Sales and issuances:
Sales	—	—	—	—	—	(198)	(198)
Settlements	—	(1,452)	(1,989)	(1,353)	(4,794)	—	(4,794)
Total sales and issuances	—	(1,452)	(1,989)	(1,353)	(4,794)	(198)	(4,992)
Balance as of December 31, 2012	$—	$26,250	$—	$—	$26,250	$—	$26,250
______________________

(1)	In September 2012, the municipal bond was settled as the Company secured the collateral; the collateral was transferred to other assets at its fair value less cost of sales of $2.0 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the year ended December 31, 2013 and 2012, reported in interest income and (loss) gain on investments, net were as follows:

	Interest Income		(Loss) Gain on Investments, Net
	Year Ended December 31,
	2013	2012	2013	2012
	($ in thousands)
Total gains (losses) included in earnings for the period	$3,036	$4,498	$53,205	$(1,421)
Unrealized gains (losses) relating to assets still held at reporting date	—	3,134	—	(180)
Assets Carried at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets, excluding related transaction costs, for which nonrecurring fair value adjustments were recorded as of December 31, 2013 and 2012, classified by their position in the fair value hierarchy.

	December 31,
	2013				2012
	Fair Value Measurement as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)				($ in thousands)
Assets
Loans held for sale	$—	$—	$—	$—	$1,000	$—	$1,000	$—
Loans held for investment	1,883	—	—	1,883	9,287	—	—	9,287
Investments carried at cost	1,311	—	1,311	—	597	—	571	26
Real estate owned	1,793	—	1,315	478	6,178	—	1,844	4,334
Total assets	$4,987	$—	$2,626	$2,361	$17,062	$—	$3,415	$13,647

The following table presents the net losses of the above assets resulting from nonrecurring fair value adjustments for the year ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	($ in thousands)
Assets
Loans held for sale	$—	$198
Loans held for investment	2,041	25,981
Investments carried at cost	189	5,486
Real estate owned	1,365	5,681
Total net loss from nonrecurring measurements	$3,595	$37,346

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2013 a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	($ in thousands)
Assets

Loans held for investment
Services	754	Income Approach	Capitalization Rate	40.0%

Commercial Real Estate	1,129	Market and Income Approach	Price Per Square Foot	$22 - $195 ($41)
			Room Revenue Multiple	2.00x - 2.25x (2.05x)
			Marketability Discount	10% - 51% (21%)
			Capitalization Rate	9.0%

Total loans held for investment	1,883

Real estate owned	478	Market Approach	Marketability Discount	18% - 44% (42%)
			Price Per Square Foot	$47.50
			Room Revenue Multiple	1.75x

Total assets as of December 31, 2013	$2,361

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The table below provides fair value estimates for our financial instruments as of December 31, 2013 and 2012, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	December 31,
	2013					2012
	Carrying Value	Fair Value				Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Cash and cash equivalents	$455,799	$455,799	$—	$—	$455,799	$299,086	$299,086	$—	$—	$299,086
Restricted cash	58,653	58,653	—	—	58,653	104,044	104,044	—	—	104,044
Loans held for sale	—	—	—	—	—	22,719	—	22,723	—	22,723
Loans held for investment, net	6,663,969	—	—	6,654,877	6,654,877	6,021,957	—	—	5,953,226	5,953,226
Investments carried at cost	17,797	—	2,375	40,599	42,974	23,963	—	—	61,742	61,742
Investments accounted for under the equity method	34,327	—	12,414	22,500	34,914	36,400	1,087	12,372	24,055	37,514
Investment securities, held-to-maturity	74,369	—	75,535	—	75,535	108,233	—	111,388	—	111,388
Liabilities:
Deposits	6,127,690	876,788	5,257,729	—	6,134,517	5,579,270	962,851	4,626,715	—	5,589,566
Term debt	—	—	—	—	—	177,188	—	—	146,548	146,548
FHLB Borrowings	625,000	—	634,438	—	634,438	595,000	—	614,063	—	614,063
Subordinated debt	412,156	—	308,262	—	308,262	410,738	—	273,141	—	273,141
Loan commitments and letters of credit	—	—	—	24,359	24,359	—	—	—	21,559	21,559

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Segment Data
For the years ended December 31, 2013 and 2012, we operated as two reportable segments: the Bank and Other Commercial Finance. Our the Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company.
The financial results of our operating segments as of and for the years ended December 31, 2013, 2012 and 2011, were as follows:

	Year Ended December 31, 2013
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$418,885	$26,551	$2,040	$447,476
Interest expense	62,685	11,403	—	74,088
Loan and lease loss provision	16,866	3,665	—	20,531
Non-interest income	66,184	33,263	(16,897)	82,550
Non-interest expense	168,249	37,470	(16,641)	189,078
Income tax expense (benefit)	96,593	(15,237)	681	82,037
Net income	$140,676	$22,513	$1,103	$164,292
Total assets as of December 31, 2013	$8,078,746	$845,532	$(18,788)	$8,905,490

	Year Ended December 31, 2012
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$393,083	$78,629	$(3,498)	$468,214
Interest expense	62,096	17,311	—	79,407
Loan and lease loss provision	16,192	23,250	—	39,442
Non-interest income	60,495	14,522	(25,171)	49,846
Non-interest expense	168,569	51,344	(26,231)	193,682
Income tax expense (benefit)	84,055	(370,209)	1,073	(285,081)
Net income	$122,666	$371,455	$(3,511)	$490,610
Total assets as of December 31, 2012	$7,371,643	$1,190,044	$(12,682)	$8,549,005

	Year Ended December 31, 2011
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$368,964	$141,056	$370	$510,390
Interest expense	62,802	87,208	—	150,010
Loan and lease loss provision	27,539	65,446	—	92,985
Non-interest income	41,697	123,951	(72,954)	92,694
Non-interest expense	149,710	300,652	(75,192)	375,170
Income tax expense (benefit)	57,996	(21,054)	—	36,942
Net income (loss)	$112,614	$(167,245)	$2,608	$(52,023)
Total assets as of December 31, 2011	$6,793,496	$1,534,698	$(28,126)	$8,300,068
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
Note 21. Parent Company Information
As of December 31, 2013 and 2012, the Parent Company condensed financial information was as follows:
Condensed Balance Sheets

	December 31,
	2013	2012
	($ in thousands)
Assets:
Cash and cash equivalents	$675	$1,698
Investment in subsidiaries:
Bank subsidiary	1,235,903	1,100,847
Non-Bank subsidiaries	153,971	326,811
Total investment in subsidiaries	1,389,874	1,427,658
Other assets	246,712	200,577
Total assets	$1,637,261	$1,629,933
Liabilities and Shareholders' Equity:
Other liabilities	$634	$4,761
Shareholders' Equity:
Common stock	1,969	2,096
Additional paid-in capital	3,038,218	3,157,533
Accumulated deficit	(1,402,690)	(1,559,107)
Accumulated other comprehensive income, net	(870)	24,650
Total shareholders' equity	1,636,627	1,625,172
Total liabilities and shareholders' equity	$1,637,261	$1,629,933

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Net interest loss:
Interest income	$—	$—	$28,850
Interest expense	69	1,190	65,077
Net interest loss	(69)	(1,190)	(36,227)
Non-interest income:
Loan fees	—	—	(363)
Earnings in Bank subsidiary	140,677	122,666	112,091
Earnings (loss) in non-Bank subsidiaries	(4,986)	107,012	(20,002)
Other non-interest income	—	60	89
Total non-interest income	135,691	229,738	91,815
Non-interest expense:
Compensation and benefits	849	752	1,352
Professional fees	54	1,606	7,140
Other non-interest expenses	8,779	4,075	123,749
Total non-interest expense	9,682	6,433	132,241
Net income (loss) before income taxes	125,940	222,115	(76,653)
Income tax expense (benefit)	(37,607)	(268,495)	(24,630)
Net income (loss)	$163,547	$490,610	$(52,023)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Cash provided by operating activities:	$138,877	$464,825	$863,487
Cash provided by investing activities:	—	—	—
Financing activities:
Repurchase of common stock	(137,989)	(339,725)	(427,231)
Payment of dividends	(7,780)	(113,304)	(12,023)
Repayments of other borrowings	—	(29,069)	(507,877)
Other	5,869	6,353	1,648
Cash used in financing activities:	(139,900)	(475,745)	(945,483)
Decrease in cash and cash equivalents	(1,023)	(10,920)	(81,996)
Cash and cash equivalents as of beginning of year	1,698	12,618	94,614
Cash and cash equivalents as of end of year	$675	$1,698	$12,618
The Parent Company did not receive a dividend from the Bank during 2013. Simultaneously with the Merger with PacWest, CapitalSource Bank will pay a dividend to the Parent Company in an amount no more than CapitalSource Bank's retained earnings as of December 31, 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Unaudited Quarterly Information
Unaudited quarterly information for each of the three months in the years ended December 31, 2013 and 2012, was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
	($ in thousands, except per share data)
Interest income	$113,258	$112,718	$108,405	$113,095
Interest expense	18,807	18,644	18,474	18,163
Net interest income	94,451	94,074	89,931	94,932
Loan and lease loss provision (recovery)	4,263	(1,069)	4,832	12,505
Net interest income after provision for loan and lease losses	90,188	95,143	85,099	82,427
Non-interest income	42,076	15,708	11,548	13,218
Non-interest expense	46,114	47,614	50,695	44,655
Income tax expense	28,227	14,839	17,329	21,642
Net income	$57,923	$48,398	$28,623	$29,348
Basic income per share	$0.30	$0.25	$0.15	$0.15
Diluted income per share	$0.29	$0.24	$0.15	$0.14

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
	($ in thousands, except per share data)
Interest income	$114,921	$115,234	$117,982	$120,077
Interest expense	18,872	19,513	20,164	20,858
Net interest income	96,049	95,721	97,818	99,219
Loan and lease loss provision	8,875	8,959	10,536	11,072
Net interest income after provision for loan and lease losses	87,174	86,762	87,282	88,147
Non-interest income	20,549	9,297	8,450	11,550
Non-interest expense	49,423	47,009	48,200	49,050
Income tax expense (benefit)	11,224	18,003	(340,017)	25,709
Net income	$47,076	$31,047	$387,549	$24,938
Basic income per share	$0.23	$0.14	$1.71	$0.10
Diluted income per share	$0.23	$0.14	$1.66	$0.10

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Reference is made to the Management Report on Internal Controls over Financial Reporting on page 79.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A listing of our executive officers and their biographies are included under Item 1, Business, in the section entitled “Executive Officers” on page 13 of this Form 10-K.
The members of our Board of Directors, their principal occupations and the Board committees on which they serve are as follows:
William G. Byrnes
Chairman
Andrew B. Fremder(1)(3)(4)(5)
President, East Bay College Fund
Sara Grootwassink Lewis(1)(2)(3)
Private Investor
C. William Hosler(1)(2)(4)
Chief Financial Officer, Catellus Development Corp.
Timothy M. Hurd(2)(3)
President and CIO, BlueSpruce Investments, LP
Joseph C. Mello(2)(3)(5)
Private Investor and Management Consultant
Steven A. Museles(5)
Executive Officer, Alliance Partners LLC
James J. Pieczynski(4)
Chief Executive Officer
____________________

(1)	Audit Committee

(2)	Compensation Committee

(3)	Nominating and Corporate Governance Committee

(4)	Asset / Liability Committee

(5)	Risk Committee
Biographies for our non-management directors and additional information pertaining to directors and executive officers and our corporate governance as well as the remaining information called for by this item are incorporated herein by reference to Election of Directors, Corporate Governance, Board of Directors and Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance and other sections in our definitive proxy statement for our 2014 Annual Meeting of Stockholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2013 (the “2013 Proxy Statement”).
Our Chief Executive Officer and Chief Financial Officer have delivered, and we have filed with this Form 10-K, all certifications required by rules of the SEC and relating to, among other things, the Company's financial statements, internal controls and the public disclosures contained in this Form 10-K. In addition, on May 21, 2013, our Chief Executive Officer certified to the New York Stock Exchange (the “NYSE”) that he was not aware of any violations by the Company of the NYSE's corporate governance listing standards and, as required by the rules of the NYSE. We expect our Chief Executive Officer to provide a similar certification following the 2014 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
Information pertaining to executive compensation is incorporated herein by reference to Executive Compensation in the 2013 Proxy Statement with respect to our 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATERS
Information pertaining to security ownership of management and certain beneficial owners of the registrant's Common Stock is incorporated herein by reference to Voting Securities and Principal Holders Thereof and other sections of the 2013 Proxy Statement with respect to our 2014 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information pertaining to certain relationships and related transactions and director independence is incorporated herein by reference to Corporate Governance and Compensation Committee Interlocks and Insider Participation and other sections of the 2013 Proxy Statement with respect to our 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information pertaining to principal accounting fees and services is incorporated herein by reference to Report of the Audit Committee of the 2013 Proxy Statement with respect to our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
15(a)(1) Financial Statements
The audited consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” included in Item 8, Financial Statements and Supplementary Data, on page 81 of this report, are filed as part of this report.
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

CAPITALSOURCE INC.

Date: February 28, 2014	/s/ JAMES J. PIECZYNSKI
James J. Pieczynski Director and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2014	/s/ JOHN A. BOGLER
John A. Bogler Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2014	/s/ Mike A. Smith
Mike A. Smith Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

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

2.1
Agreement and Plan of Merger, dated as of July 22, 2013, by and between PacWest Bancorp and CapitalSource Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by CapitalSource on July 26, 2013).

2.1.1
Amendment No. 1 to Agreement and Plan of Merger, dated as of December 20, 2013, by and between PacWest Bancorp and CapitalSource Inc. (incorporated by referenced to Exhibit 2.1 to the Form 8-K filed by CapitalSource on December 20, 2013).

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

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of CapitalSource Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by CapitalSource on July 23, 2013).

4.1
Tax Benefit Preservation Plan, dated as of July 22, 2013, between CapitalSource Inc. and American Stock Transfer and Trust Company, LLC (incorporated by referenced to Exhibit 4.1 to the Form 8-K filed by CapitalSource on July 23, 2013).

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

10.3.7	Sublease of office lease agreement dated as of July 29, 2013 by and between CapitalSource Finance LLC and PKH Enterprises, LLC.†

10.3.8	Sublease of office lease agreement dated of November 15, 2013 by and between CapitalSource Finance LLC and Abacus Technology Corporation.†

10.3.9	Sublease of office lease agreement dated as of December 11, 2013 by and between CapitalSource Finance LLC and Battle Resources Management, Inc.†

10.4
Office Lease dated November 5, 2008, by and between Providence 130 State College Brea, LLC and CapitalSource Bank (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on May 11, 2009).

10.5*
Third Amended and Restated Equity Incentive Plan (composite version; reflects all amendments through April 29, 2010) (incorporated by reference to exhibit 10.1 to the Registration Statement on Form S-8 filed by CapitalSource on May 3, 2010).

10.6.1	Form of Non-Qualified Option Agreement (2005) (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on January 31, 2005).

10.6.2	Form of Non-Qualified Option Agreement (2007) (incorporated by reference to exhibit 10.81 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.6.3	Form of Non-Qualified Option Agreement (2008) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on August 11, 2008).

10.6.4	Form of Non-Qualified Option Agreement (2010) (incorporated by reference to exhibit 10.32.4 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.6.5	Form of Non-Qualified Option Agreement (July 2010) (incorporated by reference to exhibit 10.5 to the Form 10-Q filed by CapitalSource on August 3, 2010).

10.7.1	Form of Non-Qualified Option Agreement for Directors (2005) (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on January 31, 2005).

10.7.2	Form of Non-Qualified Option Agreement for Directors (2007) (incorporated by reference to exhibit 10.78 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.7.3	Form of Non-Qualified Option Agreement for Directors (2008) (incorporated by reference to exhibit 10.18.3 to the Form 10-K filed by CapitalSource on February 29, 2008).

10.7.4	Form of Non-Qualified Option Agreement for Directors (2010) (incorporated by reference to exhibit 10.33.4 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.8.1	Form of Restricted Stock Agreement (2005) (incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on January 31, 2005).

10.8.2	Form of Restricted Stock Agreement (2007) (incorporated by reference to exhibit 10.79 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.8.3	Form of Restricted Stock Agreement (2008) (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on August 11, 2008).

10.8.4	Form of Restricted Stock Agreement (2009) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on May 11, 2009).

10.8.5	Form of Restricted Stock Agreement (2010) (incorporated by reference to exhibit 10.34.5 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.8.6	Form of Restricted Stock Agreement (April 2010) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed on May 5, 2010).

10.8.7	Form of Restricted Stock Agreement (July 2010) (incorporated by reference to exhibit 10.6 to the Form 10-Q filed on August 3, 2010).

10.9.1	Form of Restricted Stock Agreement for Directors (2007) (incorporated by reference to exhibit 10.76 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.9.2	Form of Restricted Stock Agreement for Directors (2008) (incorporated by reference to exhibit 10.20.2 to the Form 10-K filed by CapitalSource on February 29, 2008).

10.9.3	Form of Restricted Stock Agreement for Directors (2009) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on May 11, 2009).

10.9.4	Form of Restricted Stock Agreement for Directors (2010) (incorporated by reference to exhibit 10.36.4 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.9.5	Form of Restricted Stock Agreement for Directors (April 2010) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on May 5, 2010).

10.10.1	Form of Restricted Unit Agreement (2007) (incorporated by reference to exhibit 10.70 to the Form 8-K filed by CapitalSource on March 13, 2007).

10.10.2	Form of Restricted Stock Unit Agreement (2007) (incorporated by reference to exhibit 10.80 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.10.3	Form of Restricted Stock Unit Agreement (2008) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 11, 2008).

10.10.4	Form of Restricted Stock Unit Agreement (2010) (incorporated by reference to exhibit 10.9 to the Form 10-Q filed by CapitalSource on May 5, 2010).

10.10.5	Form of Restricted Stock Unit Agreement (April 2010) (incorporated by reference to exhibit 10.9 to the Form 10-Q filed by CapitalSource on May 5, 2010).

10.10.6	Form of Restricted Stock Unit Agreement (July 2010) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 3, 2010).

10.11.1	Form of Restricted Stock Unit Agreement for Directors (2007) (incorporated by reference to exhibit 10.77 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.11.2	Form of Restricted Stock Unit Agreement for Directors (2008) (incorporated by reference to exhibit 10.22.2 to the Form 10-K filed by CapitalSource on February 29, 2008).

10.11.3	Form of Restricted Stock Unit Agreement for Directors (2010) (incorporated by reference to exhibit 10.37.3 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.11.4	Form of Restricted Stock Unit Agreement for Directors (April 2010) (incorporated by reference to exhibit 10.10 to the Form 10-Q filed by CapitalSource on May 5, 2010).

10.12*	CapitalSource Inc. Amended and Restated Deferred Compensation Plan effective October 26, 2011 (incorporated by reference to exhibit 10.16 to the Form 10-K filed by CapitalSource on February 28, 2012).

10.13*	Summary of Non-employee Director Compensation (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on May 3, 2013).

10.14*	CapitalSource Bank Compensation for Non-Employee Directors (incorporated by reference to exhibit 10.40 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.15*
Form of Indemnification Agreement between CapitalSource Inc. and each of its non-employee directors (incorporated by reference to exhibit 10.4 to the Form 10-Q filed by CapitalSource on November 7, 2003).

10.16*	Form of Indemnification Agreement between CapitalSource Inc. and each of its employee directors (incorporated by reference to exhibit 10.5 to the Form 10-Q filed by CapitalSource on November 7, 2003).

10.17*
Amended and Restated Employment Agreement dated September 28, 2012 between CapitalSource Inc., CapitalSource Bank and James J. Pieczynski (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on October 2, 2012).

10.17.1*
Amended and Restated Employment Agreement dated January 1, 2013 between CapitalSource Inc., CapitalSource Bank and James J. Pieczynski (incorporated by reference to exhibit 10.22.1 to the Form 10-K filed by CapitalSource on February 25, 2013).

10.18*
Amended and Restated Employment Agreement dated September 28, 2012 between CapitalSource Bank and Douglas Hayes Lowrey (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on October 2, 2012).

10.19*
Employment Agreement dated October 26, 2011 by and between CapitalSource Inc., CapitalSource Bank and John A. Bogler (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on November 1, 2011).

10.20*
Employment Agreement dated October 26, 2011 by and between CapitalSource Inc., CapitalSource Bank and Laird M. Boulden (incorporated by reference to exhibit 10.2 to the Form 10-Q filed by CapitalSource on November 1, 2011).

10.21*
Amended and Restated Employment Agreement dated as of October 26, 2011 between CapitalSource Bank and Bryan M. Corsini (incorporated by reference to exhibit 10.3 to the Form 10-Q filed by CapitalSource on November 1, 2011).

10.22*	2013 Executive Compensation Program.†

10.23*	2013 Chief Accounting Officer Compensation Program.†

12.1	Ratio of Earnings to Fixed Charges.†

21.1	List of Subsidiaries.†

23.1	Consent of Ernst & Young LLP.†

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer.†

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer.†

32	Section 1350 Certifications.†

99.1
Federal Deposit Insurance Corporation in Re: CapitalSource Bank (In Organization) Pasadena, California, Applications for Federal Deposit Insurance and Consent to Purchase Certain Assets and Assume Certain Liabilities and Establish 22 Branches - Order Granting Deposit Insurance, Approving a Merger, and Consenting to the Establishment of Branches dated June 17, 2008 (incorporated by reference to exhibit 99.1 to the Form 8-K filed by CapitalSource on June 18, 2008)

99.2
Form of Voting Agreement, dated July 22, 2013, between CapitalSource Inc. and certain stockholders of PacWest Bancorp (incorporated by reference to Exhibit 99.3 to the Form 8-K filed by CapitalSource on July 23, 2013).

99.3
Form of Voting Agreement, dated July 22, 2013, between PacWest Bancorp and certain stockholders of CapitalSource Inc. (incorporated by reference to Exhibit 99.4 to the Form 8-K filed by CapitalSource on July 23, 2013).

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Label Linkbase Document†

101.PRE	XBRL Taxonomy Presentation Linkbase Document†

101.DEF	XBRL Taxonomy Definition Document†

†	Filed herewith.

*	Management contract or compensatory plan or agreement.
The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt that does not exceed 10% of the total consolidated assets of the registrant.