Form 10-K/A
period 2013-12-31
CAPITALSOURCE INC
filed 2014-03-27
CIK 1241199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2013 was $1,825,859,491.

As of March 20, 2014, the number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding was 197,832,242.

EXPLANATORY NOTE

CapitalSource Inc. (the “Company” or “CapitalSource”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2014, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because CapitalSource will not file a definitive proxy statement containing such information within 120 days after the end of its fiscal year ended December 31, 2013. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Leadership Structure

The business and affairs of the Company are managed under the direction of the Board of Directors of the Company (the “Board”). An independent director, William G. Byrnes was elected to serve as Chairman of the Board following the resignation in December 2012 of our founder and former Executive Chairman, John Delaney. Mr. Byrnes has served on the Board and as chairman of our Audit Committee from 2003 until 2013. He has also served as presiding independent director from 2007 to 2012. In his role as Chairman of the Board, Mr. Byrnes’s responsibilities include:

•	chairing meetings of the Company’s Board and the annual meeting of stockholders;

•	approving Board agendas and meeting schedules and ensuring appropriate information flow;

•	acting as liaison between the non-management members of the Board and management;

•	meeting periodically with the Chief Executive Officer for informal discussion concerning major issues involving the Company; and

•	providing input to the Compensation Committee and the Nominating and Governance Committee concerning the performance of the Chief Executive Officer.

The Board has evaluated its leadership structure and determined that the independence of the Chairman of the Board and the Chief Executive best serves the Company at this time because it allows for independent oversight of management, increases management accountability and encourages an objective evaluation of management’s performance relative to compensation. Separation of the roles of Chairman of the Board and Chief Executive Officer enhances the independence of the board from management and mitigates potential conflicts of interest. In addition, the Board believes that the separation of roles allows the Chief Executive Officer to focus on his duties of enhancing shareholder value and expanding and strengthening the Company’s business.

Our Principles of Corporate Governance, which are available on our website, provide for a majority of directors to be independent from management and include standards for the determination of director independence. It also specifies additional considerations for the Board in determining the independence of any director who will serve on the Compensation Committee, noting that the Board considers all factors specifically relevant to determining whether the director has a relationship to the Company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including but not limited to:

•	the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the Company to such director; and

•	whether such director is affiliated with the Company, a subsidiary of the Company or an affiliate of a subsidiary of the Company.

When considering any affiliate relationship a director has with the Company, a subsidiary of the Company, or an affiliate of a subsidiary of the Company, in determining his or her independence for purposes of Compensation Committee service, the Board considers whether the affiliate relationship places the director under the direct or indirect control of the Company or its senior management, or creates a direct relationship between the director and members of senior management, in each case of a nature that would impair his ability to make independent judgments about the Company’s executive compensation.

Audit Committee

Our Audit Committee currently consists of Sara Grootwassink Lewis, who serves as Chairperson, Andrew B. Fremder and C. William Hosler. Each of the foregoing Audit Committee members has been determined by the Board to be independent under the independence standards adopted by the New York Stock Exchange (“NYSE”) relative to all directors and under the independence standards adopted by the SEC that are applicable only to audit committee members. A discussion of these standards is set forth below under “Corporate Governance—Independent Directors.” Our Audit Committee’s charter provides that the Audit Committee shall have a designated “audit committee financial expert” within the meaning of SEC rules. Our Board has determined that all members of the Audit Committee qualify as audit committee financial experts.

The Audit Committee’s primary responsibilities and assigned roles are to:

•	serve as an independent and objective body to monitor and assess our compliance with legal and regulatory requirements, our financial reporting processes and related internal control systems and the performance of our internal audit function;

•	oversee the audit and other services of our outside independent registered public accounting firm and be directly responsible for the appointment, oversight, and determining the independence, qualifications and compensation of our outside independent registered public accounting firm, which reports directly to the Audit Committee;

•	provide an open avenue of communication among our outside independent registered public accounting firm, accountants, financial and senior management, the internal audit department, and our Board;

•	resolve any disagreements between management and our outside independent registered public accounting firm regarding financial reporting;

•	establish, and review on a continuing basis, procedures for (a) the receipt, retention and treatment of complaints received by the Company regarding accounting controls or auditing matters, and (b) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters; and

•	consider and approve transactions between the Company and our directors, executive officers, nominees for directors or 5% or greater beneficial owners, any of their immediate family members or entities affiliated with them (all of the foregoing, “Related Persons”) if the Related Person had or will have a direct or indirect material interest in the transaction.

The Audit Committee met 8 times during 2013. The Audit Committee charter mandates that the Audit Committee approve all audit, audit-related, tax and other services conducted by our independent registered public accounting firm. The Audit Committee charter is posted on our website at http://www.capitalsource.com. You may also obtain a copy of the Audit Committee charter without charge by writing to: CapitalSource Inc., 5404 Wisconsin Avenue, 2nd Floor, Chevy Chase, Maryland 20815, Attn: Corporate Secretary.

Compensation Committee

The Compensation Committee met 6 times during 2013. The Compensation Committee charter is posted on our website at http://www.capitalsource.com. You may also obtain a copy of the Compensation Committee charter without charge by writing to: CapitalSource Inc., 5404 Wisconsin Avenue, 2nd Floor, Chevy Chase, Maryland 20815, Attn: Corporate Secretary.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee met 3 times during 2013. The Nominating and Corporate Governance Committee charter is posted on our website at http://www.capitalsource.com. You may obtain a copy of the Nominating and Corporate Governance Committee charter without charge by writing to: CapitalSource Inc., 5404 Wisconsin Avenue, 2nd Floor, Chevy Chase, Maryland 20815, Attn: Corporate Secretary.

Independent Directors

For the Board to have a substantial degree of independence from management, a majority of directors must be independent of management, in both fact and appearance, and must satisfy the independence criteria of the NYSE and any other legal requirements.

The NYSE’s corporate governance listing standards include a requirement that a majority of directors of NYSE-listed companies be “independent.” For a director to be “independent” under these rules, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, stockholder, or officer of an organization that has a relationship with us. In addition, the NYSE’s rules set forth certain relationships between a director, or an immediate family member of a director, and the Company which would preclude the Board from determining a director to be independent.

To further assist the Board in evaluating the materiality of relationships for purposes of assessing the independence of incumbent directors and director nominees, the Board has adopted objective standards as permitted by the NYSE rules. The objective standards our Board has adopted do not override the NYSE’s rules on independence. A relationship that is not disqualifying under the NYSE standards will nevertheless be further evaluated against our objective standards in determining a director’s independence. Our objective standards provide that a director who served or has served as an executive officer of a charitable organization to which our contributions, in any of the past three fiscal years, do not exceed the greater of $1,000,000 or 2% of that organization’s consolidated gross revenues may be considered independent by the Board. In addition, the objective standards provide that lending and investment transactions between us and any of our directors (or their immediate family members) or any entity for which any of our directors (or their immediate family members) is an executive officer or general partner (any of the foregoing, a “Related Person”), or any other entity in which any one or more Related Persons individually or in the aggregate (aggregating the interests of all such persons), directly or indirectly, possesses a 10% or greater equity or voting interest or that is otherwise controlled by any one or more Related Persons individually or in the aggregate will be deemed by the Board not to be material if:

•	such transaction was made in the ordinary course of business and on substantially the same terms as those for comparable transactions with our unrelated clients;

•	with respect to extensions of credit, we followed credit underwriting procedures that were not less stringent than those for comparable transactions with our unrelated clients;

•	the maximum amount of funds proposed to be committed did not, at the time of the commitment, exceed 2% of our total consolidated assets; and

•	taken together with all funds proposed to be committed to a Related Person together with all entities associated with such Related Person as described above, the aggregate amount of funds proposed to be committed to such entities did not, at the time of the commitment, exceed 5% of our total consolidated assets.

Additionally, under our objective standards, other business relationships between us and any Related Person or entity associated with such Related Person as described above made in the ordinary course of business and on substantially the same terms as those for comparable transactions with our unrelated clients are deemed by the Board not to be material.

Finally, in affirmatively determining the independence of any director who will serve on the Compensation Committee of the Board, the Board considers all factors specifically relevant to determining whether the director has a relationship to the Company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including but not limited to:

•	the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the Company to such director; and

•	whether such director is affiliated with the Company, a subsidiary of the Company or an affiliate of a subsidiary of the Company.

When considering the sources of a director’s compensation in determining independence for purposes of Compensation Committee service, the Board considers whether the director receives compensation from any person or entity that would impair his or her ability to make independent judgments about the company’s executive compensation. Similarly, when considering any affiliate relationship a director has with the Company, a subsidiary of the Company, or an affiliate of a subsidiary of the Company, in determining his or her independence for purposes of Compensation Committee service, the Board considers whether the affiliate relationship places the director under the direct or indirect control of the Company or its senior management, or creates a direct relationship between the director and members of senior management, in each case of a nature that would impair his ability to make independent judgments about the Company’s executive compensation.

Except in the case of Mr. Pieczynski, who is an executive officer of the Company, and Mr. Museles, who was an executive officer of the Company until his resignation as Co-Chief Executive Officer effective December 31, 2011, the Board is not aware of any relationship between us and any of our directors other than those deemed not to be material in accordance with these objective standards. Accordingly, the Board has determined that all of the Board’s current non-management members, other than Mr. Museles, are “independent” directors for the purposes of the NYSE’s rules and our objective standards.

SEC rules impose additional independence requirements for all members of the Audit Committee. These rules set forth two basic criteria. First, audit committee members are barred from accepting, directly or indirectly, any consulting, advisory or other compensatory fee from the Company or its affiliates, other than in their capacities as directors of the Company or any of its subsidiaries or as members of any Board committee of the Company or its subsidiaries. The second basic criterion for determining independence provides that a member of the Audit Committee may not be an affiliated person of the Company or any subsidiary of the Company apart from his or her capacity as a director of the Company or any of its subsidiaries or as member of any Board committee. As noted above, Messrs. Fremder and Hosler and Ms. Grootwassink Lewis qualify as “independent” under these SEC rules.

Consistent with the NYSE’s corporate governance listing standards, our Principles of Corporate Governance call for the non-management directors to meet in regularly scheduled executive sessions without management. Mr. Byrnes served as the independent Chairman of the Board at the executive sessions held during 2013 and as noted above has been selected to serve as the independent Chairman of the Board and will preside at any executive sessions held in 2014.

Ethics Policy

Our Board and Audit Committee have also adopted a Code of Business Conduct and Ethics (the “Code”) that applies to each of our directors, officers and employees. This Code sets forth our policies and expectations on a number of topics, including:

•	compliance with laws, including insider trading;

•	preservation of confidential information relating to our business and that of our clients;

•	conflicts of interest;

•	reporting of illegal or unethical behavior or concerns regarding accounting or auditing practices;

•	corporate payments;

•	corporate opportunities; and

•	the protection and proper use of our assets.

We have “whistleblower” procedures for receiving and handling complaints from employees. As discussed in the Code, we have made available an e-mail address and a confidential telephone hotline for reporting illegal or unethical behavior as well as questionable accounting or auditing matters and other accounting, internal accounting controls or auditing matters. Any concerns regarding accounting or auditing matters reported via e-mail or to this hotline are communicated directly to the Audit Committee Chair.

The Audit Committee reviews the Code on an annual basis, and the Board reviews and acts upon any proposed additions or amendments to the Code as appropriate. The Code is posted on our website at http://www.capitalsource.com. You may obtain a copy of the Code without charge by writing to: CapitalSource Inc., 5404 Wisconsin Avenue, 2nd Floor, Chevy Chase, Maryland 20815, Attn: Corporate Secretary. Any amendments to the Code, or waivers of the Code for executive officers or directors, will be posted on the Company’s website and similarly provided without charge upon written request to this address.

Board of Directors

Andrew B. Fremder

Mr. Fremder, 52, is a private investor and has been a member of our Board since our inception in 2000. Mr. Fremder served as a managing member and Chief Financial Officer of Farallon Capital Management, L.L.C. and Farallon Partners, L.L.C., each a San Francisco-based investment advisory firm, until 2003, and acted as a consultant to them through December 2008. He was also the co-founder and President of the East Bay College Fund, a private nonprofit corporation from April 2003 to January 2014, where he currently still serves on their board of directors. Mr. Fremder has extensive experience in corporate finance and investment, and he has significant experience in the financial services industry and in a regulated institution.

C. William Hosler

Mr. Hosler, 50, is the Chief Financial Officer and member of the board of directors of Catellus Acquisition Company, LLC, a commercial real estate property ownership, management and development company. From November 2008 until March 2011, Mr. Hosler provided consulting services to private equity firms Rockwood Capital and TPG Capital. Mr. Hosler has been a member of our Board since July 2007 and currently also serves as a director of CapitalSource Bank. Mr. Hosler currently serves on the board of directors, audit committee and corporate governance and nominating committee of Parkway Properties, Inc., a self-administered real estate investment trust. He also serves on the board of directors, audit committee and conflicts committee of Fantex, Inc., a brand building company. Mr. Hosler has a strong background in commercial real estate and has been the chief financial officer of several significant companies, including seven years as chief financial officer of a public, NYSE listed company.

James J. Pieczynski

Mr. Pieczynski, 51, has served as a director since January 2010 and as Chief Executive Officer since January 2012. Mr. Pieczynski has also served as President of CapitalSource Bank since January 2012 and a member of the Board of Directors of CapitalSource Bank since January 2013. Mr. Pieczynski previously served as our Co-Chief Executive Officer from January 2010 through December 2011, our President—Healthcare Real Estate Business from November 2008 until January 2010, and our Co-President—Healthcare and Specialty Finance from January 2006 until November 2008. He also serves on the board of directors, audit committee, compensation committee and nominating and corporate governance committee of LTC Properties, Inc., a self-administered real estate investment trust. Mr. Pieczysnki has strong executive experience in the healthcare real estate industry, with strong accounting and leadership skills.

Timothy M. Hurd

Mr. Hurd, 44, is the President and Chief Investment Officer of BlueSpruce Investments, LP, a private investment firm. From 2000 to February 2013 Mr. Hurd served as Managing Director of Madison Dearborn Partners, LLC, a Chicago based private equity investment firm. He joined Madison Dearborn Partners, LLC in 1996 as a Vice President. Mr. Hurd currently serves on the boards of directors Nuveen Investments, Inc., a Chicago based investment management firm. Mr. Hurd has been a member of our Board since our inception in 2000. He is focused primarily on the asset management, financial technology, information technology, and financial services sectors and has extensive investment experience in the financial services industry.

Steven A. Museles

Mr. Museles, 51, is the Head of Client Services and General Counsel of Alliance Partners LLC, an asset management company, since August 2013. He has served as a director since January 2010 and previously as our Co-Chief Executive Officer from January 2010 until December 2011. Mr. Museles also previously served as our Executive Vice President, Chief Legal Officer and Secretary from our inception in 2000 until January 2010, and in similar capacities for CapitalSource Bank from July 2008 through December 2009. Mr. Museles has strong executive experience, including in regulated financial institutions, extensive experience in corporate and securities laws, corporate finance and corporate governance matters and strong strategic planning skills.

Joseph C. Mello

Mr. Mello, 55, is a private investor and management consultant and has been a member of our board since April 2012. From 2000 to 2009, Mr. Mello served as the Chief Operating Officer of DaVita Inc., a national company that specializes in kidney care and dialysis clinics. In addition, Mr. Mello served as a consultant to DaVita’s senior management from 2009 to 2012. He is also currently a member of the boards of Kool Smiles LLC and Four Winds Health LLC. Mr. Mello has extensive large-company leadership, operations and corporate governance experience.

William G. Byrnes

Mr. Byrnes, 63, has been a member of our Board since October 2003, including as presiding independent director from 2007 to 2012 and Chairman of the Board since December 2012. He has been a private investor since 2001. From September 2006 through October 2012, he was Managing Member of Wolverine Partners LLC, which operated MutualDecision.com, a web based mutual fund information service. Mr. Byrnes currently is a member of the board of trustees, and serves on the audit and compensation committees of Washington Real Estate Investment Trust, an equity REIT. From September 2006 through May 2012, Mr. Byrnes was a member of the board, and chairman of the audit committee of LoopNet, Inc., an information services provider to the commercial real estate industry. Mr. Byrnes has strong financial skills, has served on the board of directors and audit committees for several publicly traded companies and has extensive executive, capital markets and corporate governance experience.

Sara Grootwassink Lewis

Ms. Grootwassink Lewis, 46, has been a member of our Board since April 2004. She is Chief Executive Officer of Lewis Corporate Advisors, LLC, a capital markets advisory firm. She served as the Chief Financial Officer of Washington Real Estate Investment Trust from May 2002 through February 2009. She joined Washington Real Estate Investment Trust in December 2001 as Managing Director, Finance and Capital Markets. Ms. Grootwassink Lewis currently serves on the board of directors, the nominating/corporate governance committee, and serves as the chairperson of the audit committee of PS Business Parks, Inc., an owner, operator and developer of commercial properties. She also serves on the board of directors and audit committee of Plum Creek Timber Company, Inc., one of the largest private landowners in the nation. Ms. Grootwassink Lewis is a chartered financial analyst, has served as the Chief Financial Officer of a publicly traded company and has extensive experience in corporate finance and the real estate industry. Ms. Grootwassink Lewis has strong strategic planning and accounting skills.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this Compensation Discussion and Analysis section, references to “the Committee” are to the Compensation Committee of the Board of Directors.

Compensation Objectives

The Company’s general objective relating to executive compensation is to attract, retain and motivate highly qualified executives at competitive salaries, and to align the financial interests of our executives with the objectives and overall success of the Company and the interests of its stockholders by linking a substantial portion of each executive’s compensation to the achievement of financial and operational objectives. The Company strives to ensure that its compensation program is simple, transparent, and understandable while, at the same time, providing incentives that promote avoidance of unnecessary or imprudent risk taking. The Committee believes that compensation decisions should provide rewards for superior performance as well as consequences for underperformance, after taking into account the circumstances the Company has been facing and continues to face in the current economic environment.

The Company’s executive compensation program is intended to meet three principal objectives: (1) attract, reward and retain executives; (2) motivate these individuals to achieve short-term and long-term corporate goals that enhance shareholder value; and (3) promote internal pay equity and external competitiveness.

The Elements of Compensation at CapitalSource

The compensation program for the named executive officers consists of three primary elements: (1) annual compensation, in the form of base salaries and employee benefits; (2) incentive compensation, delivered through annual cash bonuses and equity incentive awards; and (3) post-termination pay, providing the executive (or each of their respective estates) with additional compensation if the executive’s employment is terminated in certain circumstances.

Annual Compensation

We use base salaries and employee benefits to provide some degree of compensation certainty to the named executive officers. These elements of compensation, unlike incentive compensation, are not at-risk for performance.

Employee Benefits

The named executive officers are eligible to receive the same employee benefits as the rest of the Company’s employees. For 2013 these benefits included health insurance, dental and vision coverage, prescription drug plans, flexible spending accounts, short-term and long-term disability, life and accidental death and dismemberment insurance, pre-tax parking, pre-tax transit and a 401(k) plan. In 2013 the Company matched the employee’s 401(k) plan contributions up to the lowest of: (1) 50% of the employee’s contributions, (2) 3% of the employee’s compensation, and (3) $7,500.

Incentive Compensation

We offer the named executive officers opportunities to attain, as merited by performance, incentive compensation through cash bonuses and equity incentive awards. The Company believes that cash bonuses should serve as a reward for short-term performance that contributes to the long-term strategic goals of the Company. Stock option and restricted stock or restricted stock unit awards form the basis of the Company’s long-term incentives.

Post-termination Pay

Under the terms of each named executive officer’s employment agreement, each named executive officer is entitled to payments, benefits or vesting of equity awards upon the occurrence of specified events including termination of employment without cause.

2013 Overview

The primary decisions of the Committee in 2013, described in detail below, included establishing specific performance criteria to be considered when making annual cash incentive awards for 2013 to the Company’s executive officers and making annual cash incentive grants for 2013 to the Company’s executive officers.

The Company’s “named executive officers” for 2013 are Messrs. Pieczynski, Lowrey, Bogler, Boulden and Corsini.

In establishing and recommending 2013 compensation for our named executive officers, the Committee reviewed the results of the vote on the approval of executive compensation for named executive officers proposal at the 2013 Annual Meeting of Stockholders. At the 2013 Annual Meeting of Stockholders, over 85% of the shares voted were voted in support of the compensation paid to our named executive officers. Based on the results of the 2013 executive compensation vote, the Committee and the Board concluded that the compensation paid to our named executive officers and the Company’s overall pay practices enjoy strong shareholder support and do not require revision to address any shareholder concerns. Additionally, based on the results of the vote on the approval of frequency of advisory vote on executive compensation at the 2011 Annual Meeting of Stockholders, the Committee and the Board determined that stockholder advisory votes on the compensation of named executive officers will take place every year, until and unless our stockholders vote to hold such advisory votes with a different frequency.

In addition, in making decisions relating to 2013 compensation for our named executive officers, the Committee considered peer group data compiled by Towers Watson & Co., or Towers Watson, an independent compensation consulting firm. Towers Watson was engaged directly by the Committee, and, pursuant to the Committee’s request, examined the competitiveness of the Company’s named executive officers’ compensation levels. In addition, they provided the benchmark data for the peer group as described below, and provided the Committee with observations on current market and corporate governance best practices with respect to the material terms of the compensation proposals considered.

In making compensation decisions for 2013, the Committee analyzed the compensation levels and opportunities for comparable executives employed by companies in the Company’s peer group. The peer group was selected and approved by the Committee in 2011 based on the asset size and loan portfolio characteristics of each member, and consisted of the following companies: CVB Financial Corp., First Financial Bancorp., First Midwest Bancorp, Inc., Fulton Financial Corporation, MB Financial, Inc., PacWest Bancorp, PrivateBancorp Inc., SVB Financial Group, Texas Capital Bancshares, Inc., UMB Financial Corporation, UMPQUA Holdings Corporation, Western Alliance Bancorporation and Wintrust Financial Corporation. The Company’s assets approximate the peer group median; the Company’s market capitalization is above the 75th percentile of the peer group, and the number of employees at the Company is below the 25th percentile of the peer group as a result of the Company’s limited retail, consumer and business banking operations. Peer group compensation data for 2012 was summarized by Towers Watson and utilized by the Committee in connection with restricted stock awards for Messrs. Boulden, Bogler and Corsini. In utilizing the peer group compensation data, the Committee recognized that the Company’s operations are unique from those of most companies in the selected peer group as we operate a regional depository and a nationwide asset generation platform, rather than a traditional community bank.

Base Salaries

Each of our named executive officers has an employment agreement that sets a minimum salary as a result of negotiations between the Company and each executive officer. The 2013 base salaries for Messrs. Bolger, Corsini, Pieczynski and Lowrey remained at $450,000, $450,000, $700,000 and $700,000, respectively, throughout 2013.

One of our named executive officers received a base salary increase at the beginning of 2013. The Committee increased the base salary of Mr. Boulden to $450,000 in 2013, based on Mr. Boulden’s key role in managing the most important revenue contributors to the Company and in order to align Mr. Boulden’s salary with those of the other named executive officers. No other named executive officer has received a base salary increase for 2013.

Incentive Compensation for Named Executive Officers

In designing its incentive compensation arrangements for named executive officers, the Company adheres to several core principles, including:

•	ensuring the Company’s continued enterprise-wide safety and soundness;

•	balancing risk and financial results; and

•	subjecting incentive compensation arrangements to effective risk management and internal controls.

The Company believes that its incentive compensation arrangements balance risk and financial results in a manner that does not encourage imprudent risk-taking. For example, one of the factors in determining the named executive officers’ 2013 cash bonus incentive compensation was tied directly to the Company experiencing 2013 aggregate credit losses (charge offs, specific reserves and impairment of operating leases) of less than 1% of the commitment amount for all loans and commitment increases on loans originated from 2009 through 2012 as detailed below. The Company’s executive officer annual incentive compensation program includes performance criteria that reward not only profitability, but also qualitative factors related to risk controls and the overall safety and soundness of the Company. The performance criteria under the annual incentive compensation program are not based on the Company’s stock price and therefore do not incentivize short-term gains at the expense of the overall health of the Company. Equity grants have generally been subject to time-based vesting, emphasizing long-term performance over short-term gains.

The Committee monitors all of the Company’s compensation policies and practices to ensure that they are consistent with the Company’s business strategies and in compliance with applicable laws and regulations.

Cash Bonus Awards

The Company’s annual short-term incentive compensation program is structured as a cash bonus. In March 2013, the Committee adopted specific performance criteria which the Committee considered when making cash bonus awards for 2013 performance to the named executive officers. The criteria, in addition to the overall objective of achieving pre-tax income for the Bank of $215.0 million, included (1) managing Parent Company operating expenses to $34 million or less, exclusive of asset write-off or lease abandonment charges, (2) achieving Bank net loan growth of 12% with the weighted average risk rating at the date of origination, for all 2013 obligations, of less than 2.75, (3) managing post 2008 originations as they season to less than 1% of lifetime credit losses, and (4) managing the consolidated classified asset ratio to 35% or less as of each quarter end. Achievement of any one or more of the performance targets did not require the Committee to award any specific bonus amount, or any bonus at all. For 2013 the target bonus for each of our named executive officers was 100% of base salary.

The Committee determined 2013 cash bonus incentive compensation for each named executive officer in February 2014. The Committee’s determination was based on the following primary financial goals, as well as the consideration of certain additional qualitative factors.

•	Bank Pre-tax Income—This performance criterion required achieving 2013 pre-tax income of $215.0 million for the Bank. Actual 2013 net income for the Bank was $237.3 million, exceeding the target level by $22 million, or 10%.

•	Operating Expenses—This performance criterion required 2013 Parent Company operating expenses exclusive of asset write-off or lease abandonment charges to be $34 million or less. The actual Parent Company operating expenses for 2013 were $31.6 million, or 8% less than the target level.

•	Bank Net Loan Growth—This performance criterion required achieving Bank net loan growth of 12% with the weighted average risk rating at the date of origination, for all 2013 originations, of less than 2.75. Actual 2013 Bank loan growth was 19% (includes operating leases), and the risk rating on originations was 2.65.

•	Credit Losses—This performance criterion required having aggregate credit losses (charge offs, specific reserves and impairments of operating leases) of less than 1% of the commitment amount for all loans and commitment increases on loans originated in 2009, 2010, 2011 and 2012. For loans originated from 2009 through 2012, and any subsequent commitment increase, the cumulative credit losses were $29.7 million, or 0.35%, in 2013.

•	Consolidated Classified Assets—This performance criterion required maintaining the consolidated classified asset ratio at 35% or less as of each quarter end. As of each quarter end during 2013, the consolidated classified asset ratio was below 35%, with continued improvement throughout the year to finish 2013 with a ratio of 15.7%, or less than half the target.

For purposes of the “Consolidated Classified Assets” factor, the term “classified asset ratio” compares the adversely classified amounts to tier one capital plus the allowance for loan and lease losses, and “adversely classified assets” include the following assets: (1) loans that have a well-defined credit weakness plus any related unfunded commitments and accrued interest, (2) real estate owned, (3) equity interests determined to be impaired, (4) debt instruments below investment grade, and (5) other miscellaneous assets obtained through foreclosure.

The Committee determined whether the success factors were achieved, having considered qualitative factors, including (i) grow retail deposits to meet asset funding needs, (ii) continue to identify operational improvements, (iii) the general safety and soundness of the Bank, (iv) maintain acceptable rating with regulators, (v) management’s maintenance of a culture that fosters the Company’s ability to attract and retain talented professionals and provides opportunities for continued career development and advancement, (vi) management’s progress in refining the Company’s business model such that the consolidated return on equity grows over time toward the top of the Company’s peer group, and (vii) the efforts of the executives in connection with the proposed merger and related transition and integration.

The Committee concluded that all of the primary financial goals were met or exceeded in 2013, in some cases by large margins as outlined above. The Committee also concluded that all of the additional qualitative goals were achieved or exceeded in 2013.

After discussing and considering these quantitative and qualitative factors, the Committee determined that each named executive officer would receive a cash bonus for 2013 equal to 150% of their respective annual base salary.

Equity Incentive Awards

In July 2013, the Committee approved restricted stock unit awards for Messrs. Boulden, Bogler and Corsini. Each of Messrs. Boulden and Corsini received a restricted stock unit award covering 50,000 shares of the Company’s common stock with three-year ratable vesting while Mr. Bogler received 75,000 shares of the Company’s common stock with three-year ratable vesting. Prior to these awards, each executive previously received regular long-term incentive equity awards in 2009, and those awards became fully vested in 2012. In its decision to grant equity incentive awards to Messrs. Boulden, Bogler and Corsini, the Committee considered market data (including data from the Company’s peer group) and their effort to the success of the Company. Taking into account the Company’s strong performance for its shareholders in recent years despite a difficult operating environment, the executives’ performance and their importance to the Company’s future goals, the Committee determined to make these awards.

The Committee approved an award of 45,000 performance shares to Mr. Lowrey in May 2012. The Committee determined that the award was warranted in light of Mr. Lowrey’s expanded role at the Company and his involvement in the Company’s transition to bank holding company status. The shares vested in May 2013 when the Company maintained a certain target book value per share, as determined by the Committee.

Stock Ownership Guidelines

Executive officers of the Company, including the named executive officers, are expected to accumulate and hold Company shares (including Company shares directly owned and the in the money value on an after-tax basis of vested options on Company shares) with a value equal to a multiple of base salary: three times base salary for Messrs. Pieczynski and Lowrey and two times base salary for the other executive officers. Prior to meeting the guideline, executive officers are required to retain 50% of the after-tax shares acquired from the vesting of restricted stock, exercise of stock options or earnout of performance shares. This “retention ratio” ensures that executive officers of the Company are making progress toward meeting the guideline. Executive officers of the Company have four years after January 2012 to meet the ownership guideline. As of December 31, 2013, Messrs. Pieczynski and Lowrey owned Company shares in value in excess of the three times their respective base salaries. As of December 31, 2013, Messrs. Bogler, Corsini and Boulden owned Company shares in value in excess of the two times their respective salaries. We believe that the above requirements result in the ownership by our executives of significant amounts of common stock and align the interests of our executives with those of our shareholders.

Timing of Equity Awards

The Company does not have a program, plan or practice to time equity awards, including stock option grants, to its named executive officers or directors in coordination with the release of material non-public information. Under the Company’s equity incentive plan, the Company may not grant options at a discount to fair market value or reduce the exercise price of outstanding options except in the case of a stock split, extraordinary dividend or other similar event.

Tax Considerations

Section 162(m) of the Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid to any named executive officer for any fiscal year. However, Section 162(m) exempts qualifying performance-based compensation from the deduction limit if specified requirements are met. We may award non-deductible compensation in certain circumstances as we deem appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations and rulings issued thereunder, no assurance can be given, notwithstanding our efforts, that compensation intended by us to satisfy the requirements for deductibility under Section 162(m) does or will in fact do so. For 2013, all of the compensation paid to the named executive officers was deductible under Section 162(m) except for $1,647,769 paid to Messrs. Pieczynski and Lowrey in the aggregate as a result of the vesting of restricted stock or restricted stock unit awards that were awarded in prior years.

COMPENSATION COMMITTEE REPORT

The Compensation Committee is composed entirely of independent directors. The Compensation Committee met with management to review and discuss the Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K/A for its 2013 fiscal year.

Compensation Committee Joseph C. Mello, Chair C. William Hosler Timothy M. Hurd Sara Grootwassink Lewis

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total($)
James J. Pieczynski (Chief Executive Officer and President—CapitalSource Bank)	2013 2012 2011	700,000 662,692 650,000	1,050,000 840,000 650,000	— 682,200 —	— 1,230,208 —	798 751 1,080	1,750,798 3,415,851 1,301,080
John A. Bogler (Chief Financial Officer and Chief Financial Officer—CapitalSource Bank	2013 2012 2011	450,000 450,000 379,636	675,000 540,000 450,000	741,750 — 455,000	— — —	470 342 450	1,867,220 990,342 1,285,086
Douglas H. (Tad) Lowrey (Chief Executive Officer—CapitalSource Bank	2013 2012 2011	700,000 662,692 525,000	1,050,000 840,000 650,000	— 982,200 —	— 1,230,208 —	11,851 12,331 14,013	1,761,851 3,727,431 1,189,013
Bryan M. Corsini (Chief Administrative Officer—CapitalSource Bank)	2013 2012 2011	450,000 450,000 379,636	675,000 540,000 450,000	494,500 — 650,000	— — —	933 464 910	1,620,433 990,464 1,480,546
Laird M. Boulden (President and Chief Lending Officer—CapitalSource Bank)	2013 2012 2011	441,667 400,000 370,833	675,000 480,000 600,000	494,500 — 1,020,838	— — —	470 342 776	1,611,637 880,342 1,992,447

(1)	The positions stated in this table are as of January 1, 2014, unless otherwise indicated.
(2)	See the “Compensation Discussion and Analysis” section for a discussion of how the bonus amounts for 2013 were determined.
(3)	Amounts in this column reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718 (“FASB ASC Topic 718”), based upon the probable outcome of the performance conditions, consistent with the estimate of aggregate compensation cost to be recognized over the service period under FASB ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of the grant date fair value are included in footnote 13 of the Company’s 2013 audited consolidated financial statements.
(4)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 13 of the Company’s 2013 audited consolidated financial statements.
(5)	Includes premiums for life insurance policies for all named executive officers. Includes parking and matching contributions under the Company’s defined contribution plan for Mr. Lowrey. Includes parking for Mr. Corsini.

GRANTS OF PLAN-BASED AWARDS

Name	Board or Compensation Committee Approval Date	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)		Grant Date Fair Value of Stock and Option Awards ($)(2)
James J. Pieczynski	—	—	—		—
John A. Bogler	7/5/13	7/9/13	75,000	(3)	741,750
Douglas H. (Tad) Lowrey	—	—	—		—
Bryan M. Corsini	7/5/13	7/9/13	50,000	(4)	494,500
Laird M. Boulden	7/5/13	7/9/13	50,000	(4)	494,500

(1)	Cash dividends paid on unvested shares of restricted stock are reinvested into additional shares of unvested restricted stock with the same vesting schedule and criteria as the shares with respect to which the dividends are paid.
(2)	The full grant date fair value was computed in accordance with FASB ASC Topic 718 based on the assumptions described in footnotes (3) and (4) to the Summary Compensation Table.
(3)	Mr. Bogler’s restricted stock unit awards will vest with respect to 25,000 shares on each of July 9, 2014, July 9, 2015 and July 9, 2016.
(4)	Messrs. Corsini’s and Boulden’s restricted stock awards will vest with respect to 16,667 shares on each of July 9, 2014, and July 9, 2015 and 16,666 shares on July 9, 2016.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Mr. Pieczynski

On December 16, 2009, the Company entered into an amended and restated employment agreement with Mr. Pieczynski. The employment agreement provided for an initial term expiring on December 31, 2012, with automatic extensions for successive one-year periods thereafter unless either party to the agreement provided written notice to the other party that it did not wish to renew the agreement. According to the employment agreement, Mr. Pieczynski was paid a base salary of $650,000 per year, subject to review and increase, but not decrease, by the Board, and was eligible to receive an annual cash bonus, as determined by the Board in its discretion subject to factors determined by the Board, except that, for each year after a change in control, Mr. Pieczynski must be paid an annual cash bonus of at least two times his base salary as in effect on the last day of the applicable calendar year. Additionally, the Company entered into a restricted stock unit agreement and an option agreement with Mr. Pieczynski.

On September 28, 2012, the Company and CapitalSource Bank (the “Bank”) entered into an amended and restated employment agreement (the “Pieczynski Employment Agreement”) with Mr. Pieczynski pursuant to which Mr. Pieczynski continued to serve as the Chief Executive Officer of the Company and President of the Bank. See “Company Chief Executive Officer and Bank Chief Executive Officer Amended and Restated Employment Agreements” below.

Mr. Bogler

On October 26, 2011, the Company and the Bank entered into an employment agreement with Mr. Bogler, pursuant to which Mr. Bogler continued to serve as the Bank’s Chief Financial Officer and, effective as of January 1, 2012, also serves as the Company’s Chief Financial Officer of the Company. See “Company President, Chief Financial Officer and Bank Chief Administrative Officer Employment Agreements” below.

Mr. Lowrey

On July 25, 2008, the Bank entered into an employment agreement with Mr. Lowrey. The employment agreement provided for an initial three-year term expiring on July 25, 2011, with automatic extensions for successive one-year periods thereafter unless either party to the agreement provided 60 days’ written notice to the other party that it did not wish to renew the agreement. According to the employment agreement, Mr. Lowrey was paid a base salary of at least $450,000, subject to review and increase, but not decrease, by the Bank.

On July 29, 2010, the Bank entered into an amended and restated employment agreement, and the Company entered into a restricted stock agreement and an option award agreement with Mr. Lowrey.

On September 28, 2012, the Bank entered into an amended and restated employment agreement (the “Lowrey Employment Agreement”) with Mr. Lowrey pursuant to which Mr. Lowrey continued to serve as the Chief Executive Officer of the Bank. See “Company Chief Executive Officer and Bank Chief Executive Officer Amended and Restated Employment Agreements” below.

Mr. Corsini

On February 15, 2008, the Bank entered into an employment agreement with Mr. Corsini, pursuant to which Mr. Corsini was paid a base salary of at least $364,000.

On October 26, 2011, the Bank entered into an amended and restated employment agreement with Mr. Corsini, pursuant to which, effective October 26, 2011, Mr. Corsini serves as the Bank’s Executive Vice President and Chief Administrative Officer. See “Company President, Chief Financial Officer and Bank Chief Administrative Officer Employment Agreements” below.

Mr. Boulden

On October 26, 2011, the Company and the Bank entered into an employment agreement (the “Boulden Employment Agreement”) with Mr. Boulden, pursuant to which, effective as of October 26, 2011, Mr. Boulden serves as the President of the Company and, effective as of January 1, 2012, as the Chief Lending Officer of the Bank. See “Company President, Chief Financial Officer and Bank Chief Administrative Officer Employment Agreements” below.

Company Chief Executive Officer and Bank Chief Executive Officer Amended and Restated Employment Agreements

On September 28, 2012, the Company and the Bank entered into the following agreements with Mr. Pieczynski and Mr. Lowrey:

•	an amended and restated employment agreement (the “Pieczynski Employment Agreement”) with Mr. Pieczynski pursuant to which Mr. Pieczynski continued to serve as the Chief Executive Officer of the Company and was appointed the President of the Bank; and

•	an amended and restated employment agreement (the “Lowrey Employment Agreement”) with Mr. Lowrey pursuant to which Mr. Lowrey continued to serve as the Chief Executive Officer of the Bank and relinquished the role of the President of the Bank

The “Lowrey Employment Agreement” together with the Pieczynski Employment Agreement are the “Employment Agreements”. “Employer” means, with respect to the Pieczynski Employment Agreement, the Bank and the Company, and with respect to the Lowrey Employment Agreement, the Bank. “Executive” means each of Messrs. Pieczynski and Lowrey.

Pursuant to the Pieczynski Employment Agreement, Mr. Pieczynski is a member of the Board of Directors of the Company (the “Board”), and the Company is required to use commercially reasonable efforts to have Mr. Pieczynski nominated to serve for additional terms at the expiration of each Board term during the term of the Pieczynski Employment Agreement.

Pursuant to the Lowrey Employment Agreement, Mr. Lowrey is a member of the Board of Directors of the Bank (the “Bank Board”), and the Bank is required to use commercially reasonable efforts to have Mr. Lowrey nominated to serve for additional terms at the expiration of each Bank Board term during the term of the Lowrey Employment Agreement.

The Employment Agreements each have a term expiring on December 31, 2015. The term of the Employment Agreements will be automatically extended upon a change in control to the end of the 24-month period following such change in control if the remaining term is less than 24 months at that time. The Employer may determine to extend the employment period. If the Employer determines not to extend the employment period, it will provide notice to the Executive not less than 60 days before the end of the employment period. “Change in control” means the occurrence of one or more of the following events, for either the Company or the Bank: (i) any person or group is or becomes a beneficial owner of more than 30% of the voting stock of the Company or the Bank; (ii) within any 24-month period, the majority of the Board or the Bank Board consists of individuals other than incumbent directors; (iii) the Company or the Bank adopts any plan of liquidation providing for the distribution of all or substantially all of its assets; (iv) the Company or the Bank transfers all or substantially all of its assets or business; or (v) any merger, reorganization, consolidation or similar transaction unless, immediately after consummation of such transaction, the shareholders of the Company or the Bank, as applicable, immediately prior to the transaction hold, directly or indirectly, more than 50% of the voting stock, as applicable, of the Company or the Bank, or of the Company’s or the Bank’s ultimate parent company if the Company or the Bank is a subsidiary of another corporation.

Each of the Executives will be paid a base salary of $700,000 per year, subject to review and increase, but not decrease, by the Employer. Each of the Executives will be eligible to receive an annual target cash bonus equal to 100% of his base salary at the end of the year, as determined by the Board or the Bank Board, subject to target performance or other factors determined by the Board or the Bank Board, except that, for each year after a change in control, each Executive will be eligible to receive an annual target bonus of not less than 200% of his base salary at the end of the year.

On September 28, 2012, the Company granted 90,000 restricted stock units representing the Company’s common stock and an option to purchase 560,000 shares of common stock of the Company to each of the Executives under the terms of restricted stock unit agreements and option agreements, respectively, between the Company and each Executive and the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan, as amended from time to time. Of the 90,000 restricted stock units, 30,000 restricted stock units vested on September 28, 2013, and the remaining 60,000 restricted stock units will vest in equal annual installments on September 28, 2014 and September 28, 2015. Of the 560,000 options, 280,000 options vested on September 28, 2013, and the remaining 280,000 options will vest on September 28, 2014. Except under the circumstances described below, each of the Executives will forfeit any unvested restricted stock units on the termination of his employment with the Employer. Under the Employment Agreements, the Executives will each be eligible to receive comparable future annual equity awards, which may be subject to vesting on achievement of performance goals, as determined by the Board.

In addition to the base salary and bonus amounts described above, each of the Executives will be entitled to additional benefits, including four weeks annual vacation, except that no more than two weeks of vacation may be scheduled consecutively, reimbursement of reasonable business expenses, and eligibility for all employee and executive benefit plans maintained by the Employer generally and generally available to the Employer’s employees or executives on a basis (i) prior to a change in control, that is comparable in all material respects to the benefits provided to other similarly situated members of the Employer’s executive committee, and (ii) following a change in control, that is at least as favorable in all material respects to the benefits provided to the other most senior executives of the Employer.

Each of the Employment Agreements contains non-compete and non-solicitation provisions applicable until 12 months after the earlier of the expiration of the term of the Employment Agreement or the Executive’s date of termination. These provisions prohibit each of the Executives from: (a) soliciting or hiring any person employed by the Employer or its affiliates or who was employed by them within 180 days prior to such solicitation or hiring (unless that person was discharged without cause); (b) soliciting any client or customer of the Employer or its affiliates or any person who was their client or customer within 180 days prior to such solicitation; (c) providing services to any entity if (i) during the 12 months preceding such action more than 10% of the revenues of such entity and its affiliates was derived from any business from which the Employer or any of its affiliates derived more than 10% of its revenue during such period (a “Material Business”) or (ii) the services to be provided by the Executive are competitive with a Material Business and substantially similar to those previously provided by the Executive to the Employer or any of its affiliates, except that the Executive may provide services to such a business following a change in control; or (d) owning an interest in any entity described in subsection (c)(i) immediately above, except that the Executive may own, as a passive investor, securities in any such entity that is publicly traded so long as his direct holdings do not constitute more than 5% of the voting power of such entity and does not otherwise violate any policy of the Bank or any of its affiliates applicable to the Executive. Each of the Executives will also be restricted from serving as a director for a publicly-traded company without the approval of the Board, with respect to Mr. Pieczynski, or the Bank Board, with respect to Mr. Lowrey, which approval will not be unreasonably withheld in either case.

Each of the Employment Agreements also contains non-disclosure provisions requiring the Executive to not use, disclose, or transfer any of the Employer’s or its affiliates’ confidential information either during or after employment and non-disparagement provisions requiring the Employer and the Executive to not engage in derogatory or disparaging communications regarding the Executive, the Employer or any of its affiliates. If the Executive is required by legal process to disclose any of the Employer’s or its affiliates’ confidential information, he will immediately inform the Employer. Each of the Executives is obligated to cooperate with the Employer and its affiliates and its or their legal counsel in any litigation or investigation related to his service with the Employer and its affiliates.

Any compensation paid to either of the Executives is subject to mandatory repayment by the Executive to the applicable Employer if the Executive is or becomes subject to any “clawback” or recoupment policy that is adopted to comply with applicable law, rule, regulation or other requirement or if any such recoupment or clawback is required under any law, rule, regulation or other requirement. In addition, if, prior to a change in control, the Executive takes actions in material violation or breach of any non-competition or non-solicitation agreement or any confidentiality obligation with respect to the Employer or its affiliates, the Employer shall have the right to cause immediate forfeiture of the Executive’s rights to all of his outstanding equity awards, and if the Executive has vested in shares of restricted stock during the two-year period prior to such actions, he will owe the Employer a cash payment (or will forfeit shares) equal to the amount of any proceeds received from the sale of any such shares that the Executive sold, or the fair market value of any such shares that the Executive still owns, except that the value of any forfeited restricted stock or cash payment will not exceed 120% of the Employer’s good faith determination of the maximum amount of its and its affiliates’ aggregate potential or actual damages arising from such violation or breach.

Either Executive’s employment under the Employment Agreements may be terminated (i) by the Employer without cause by providing written notice to the Executive at least ten days prior to the termination date, (ii) by the Employer for cause, (iii) by the Executive without good reason by written notice to the Employer at least ten days prior to the termination date, (iv) by the Executive for good reason, as provided in the Employment Agreement, (v) due to the Executive’s death, or (vi) by the Employer as a result of the Executive’s disability.

If an Executive’s employment is terminated because of his death, the Employer will pay a lump sum payment equal to one year’s base salary, minus amounts payable to the Executive’s estate on account of any life insurance policy provided by the Employer or any of its affiliates for the benefit of the Executive, as well as (i) any compensation deferred by the Executive prior to the termination date and not previously paid to the Executive, (ii) any amounts or benefits owing to the Executive or his beneficiaries under any applicable Employer benefit plans, programs or arrangements, and (iii) any amounts owing to the Executive for reimbursement of expenses (subsections (i) through (iii) above, collectively, the “Accrued Benefits”). If the Executive’s employment terminates because of his disability, the Employer will pay his base salary through the termination date and all Accrued Benefits to which he is entitled as of the termination date. In addition, if an Executive’s employment is terminated because of his death or disability, all outstanding equity awards that the Executive holds will immediately vest and all options will remain exercisable for the length of their remaining terms.

If the Employer terminates an Executive’s employment with cause or an Executive terminates his employment without good reason, the Employer will pay his base salary through the termination date and all Accrued Benefits to which he is entitled as of the termination date. All unvested or unexercisable equity or equity-related awards will be terminated.

If the Employer terminates an Executive’s employment other than for cause or an Executive terminates his employment with good reason other than in connection with a change in control, then (a) the Employer will pay (i) the Executive’s base salary through the termination date, (ii) all Accrued Benefits to which the Executive is entitled as of the termination date, (iii) a cash lump sum payment equal to two times the Executive’s base salary as of the termination date (unless the termination for good reason is due to the Employer’s non-renewal of the Employment Agreement), (iv) a pro rata bonus for the year of termination payable when bonuses are normally paid and, if applicable, based on actual achievement of performance objectives, (b) all outstanding equity awards that the Executive holds will immediately vest and all options will remain exercisable for two years following the termination date, and (c) the Executive and his covered dependents will be entitled to continued participation, on the same terms and conditions as immediately prior to the termination date, for 24 months or such earlier time as the Executive becomes eligible for comparable benefits elsewhere, in medical, dental, hospitalization and life insurance coverage in which the Executive and his eligible dependents were participating immediately prior to the termination date (or, if the Employer cannot provide coverage after 18 months, the Employer will make payments to the Executive on an after-tax basis equal to the COBRA premiums for any period after 18 months). If the Executive’s employment is terminated for good reason as a result of the Employer’s non-renewal of the Employment Agreement, the Executive will receive a lump sum cash payment equal to one times base salary as of the date of termination.

If the Employer terminates an Executive’s employment other than for cause or an Executive terminates his employment with good reason within 24 months after a change in control, or within the period beginning three months prior to the execution of a binding agreement for a transaction or the making of a tender or exchange offer that would, if consummated, result in a change in control and ending on the date of the change in control or, if earlier, the date when the transaction is abandoned, then (a) the Employer will pay (i) the Executive’s base salary through the termination date, (ii) all Accrued Benefits to which the Executive is entitled as of the termination date, (iii) a cash lump sum payment equal to two and one half times the Executive’s base salary as of the termination date plus two and one half times the average bonuses the Executive earned for the two years prior to the year of termination, (iv) a pro rata bonus for the year of termination payable when bonuses are normally paid and, if applicable, based on actual achievement of performance objectives, (b) all outstanding equity awards that the Executive holds will immediately vest and all options will remain exercisable for five years following the termination date, and (c) the Executive and his covered dependents will be entitled to continued participation, on the same terms and conditions as immediately prior to the termination date, for 24 months or such earlier time as the Executive becomes eligible for comparable benefits elsewhere, in medical, dental, hospitalization and life insurance coverage in which the Executive and his eligible dependents were participating immediately prior to the termination date (or, if the Employer cannot provide coverage after 18 months, the Employer will make payments to the Executive on an after-tax basis equal to the COBRA premiums for any period after 18 months).

As a condition to the Executives’ receipt of the severance payments described above, the Executives will execute a release of claims in favor of the Employer and its affiliates.

Each of the Executives and the Employer have agreed to amend the Employment Agreements to the minimum extent necessary to avoid any excise tax imposed by Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). Any payments to an Executive by the Bank, whether under the applicable Employment Agreement or otherwise, are subject to and conditioned upon their compliance with the Federal Deposit Insurance Act. If an Executive is a “disqualified individual,” as defined in Section 280G of the Code, then any right to receive a payment or benefit under the applicable Employment Agreement will not be exercisable or vested, to the extent that (i) the right to payment, vesting or exercise would cause any payment or benefit to the Executive to be considered a “parachute payment” under Section 280G of the Code, and (ii) as a result of receiving such parachute payment, the aggregate after-tax amounts received by the Executive from the Employer would be less than the maximum after-tax amount that could be received by him without causing any such payment or benefit to be considered a parachute payment.

As used in each of the Employment Agreements, “good reason” generally means: (i) a reduction in the Executive’s base salary (except, before a change in control, any reduction required by any applicable law, rule or other regulatory authority), or after a change in control, eligibility for the Executive’s target annual bonus; (ii) with respect to Mr. Pieczynski, the requirement that he report to someone other than the Board in his role as Chief Executive Officer of the Company or the Bank Board in his role as President of the Bank (or any other equally or more senior officer of the Company or the Bank, as applicable), and with respect to Mr. Lowrey, the requirement that he report to someone other than the Bank Board; (iii) a material diminution in the Executive’s title, authority, responsibilities or duties (not including, by itself, removal of authority or responsibility for any single aspect of his position), provided that (a) with respect to Mr. Pieczynski, in connection with or subsequent to the Company becoming a bank holding company, his transition to the second most senior officer of the Company will not be deemed a material diminution as long as the chief executive officer of the Bank on September 28, 2012 is the most senior officer of the Company; and (b) with respect to Mr. Lowrey, any change in title, duties and responsibilities made in connection with or subsequent to the Company becoming a bank holding company will not be deemed a material diminution as long as he is either the most senior or second most senior officer of the Company or the most senior officer of the Bank; (iv) the assignment of duties inconsistent with the Executive’s position or status with the Employer as of September 28, 2012; (v) a relocation of the Executive’s primary place of employment to a location more than 25 miles further from his primary residence than the current location of the Employer’s offices in Westlake Village, California, with respect to Mr. Pieczynski, or more than 25 miles further from his primary residence than the current location of the Employer’s Offices in Los Angeles, California, with respect to Mr. Lowrey (each Executive has acknowledged that he will be required to travel frequently, though the amount of travel after a change in control cannot exceed the amount before a change in control); (vi) any other material breach by the Employer of the terms of the Employment Agreement that is not cured within ten days after notice; (vii) any purported termination of the Executive’s employment by the Employer that is not effected in accordance with the Employment Agreement; (viii) the failure of the Executive to be nominated for an additional term as a member of the Board, with respect to Mr. Pieczynski, or the Bank Board, with respect to Mr. Lowrey, upon each expiration of the applicable board term; (ix) the Employer’s failure to obtain the assumption in writing of its obligations under the Employment Agreement by any successor to all or substantially all of the assets of the Employer within 15 days after a merger, consolidation, sale or similar transaction; or (x) the delivery of a notice of non-renewal of the Employment Agreement by the Employer. To invoke a termination for good reason, the Executive must deliver a written notice of breach to the Employer within 60 days of the occurrence of the breach, after its receipt of the notice, the Employer will have 30 days to cure the breach, and Executive must terminate employment within 30 days of the end of the cure period if the breach has not been cured.

As used in each of the Employment Agreements, “cause” means: (i) the Executive’s conviction of, or plea of nolo contendere to, a felony (other than in connection with a traffic violation) under any state or federal law; (ii) the Executive’s willful and continued failure to substantially perform his essential job functions under the Employment Agreement after receipt of written notice from the Employer that specifically identifies the manner in which he has substantially failed to perform his essential job functions and specifying the manner in which the Executive may substantially perform his essential job functions in the future; (iii) a material act of fraud or willful and material misconduct with respect, in each case, to the Employer or its affiliates, by the Executive; (iv) the Employer’s termination of the Executive’s employment arising out of or in connection with any direct or indirect order, request, mandate or other instruction of the Federal Deposit Insurance Corporation (“FDIC”), the California Department of Business Oversight (“CDBO”), or any other state or federal regulatory body with oversight or authority over banking or the Employer or any of its affiliates (a “Regulator”), or a finding by any such Regulator that the Executive’s performance threatens the safety or soundness of the Employer or any of its affiliates; (v) the Executive’s failure to furnish all information or take any other steps necessary to enable the Employer to maintain fidelity bond coverage (in an amount and with a surety company selected by the Employer in its sole discretion) of the Executive during the term of his employment; or (vi) a willful and material breach of the clauses in the Employment Agreement governing the Executive’s non-competition and non-solicitation obligations.

Company President, Chief Financial Officer and Bank Chief Administrative Officer Employment Agreements

On October 26, 2011, the Company appointed Laird M. Boulden to serve as the Company’s President effective as of October 26, 2011, and as the Chief Lending Officer of the Bank effective as of January 1, 2012. Prior to his appointment, Mr. Boulden served as the President of the Company’s Corporate Finance Group from May 2011 to October 2011 and President of the Company’s Corporate Asset Finance Group from February 2010 to May 2011. Before joining the Company, Mr. Boulden was co-founder of Tygris Commercial Finance where he served as President of Tygris Asset Finance from March 2008 to December 2010 and was the founder and President of RBS Asset Finance (f/k/a RBS Lombard) from October 2001 until March 2008. Mr. Boulden received his undergraduate degree from the University of South Florida in 1979.

On October 26, 2011, the Company appointed Mr. Bogler as the Company’s Chief Financial Officer effective January 1, 2012. Mr. Bogler has served as Chief Financial Officer of the Bank since its formation on July 25, 2008 and will continue in that role as well. Prior to his appointment, Mr. Bogler served as Chief Financial Officer of Affinity Financial Corporation from January 2008 until July 2008. Mr. Bogler served as a financial consultant specializing in bank acquisition and de novo activities from February 2005 until January 2008. Mr. Bogler received his undergraduate degree from Missouri State University in 1988, became a certified public accountant in the State of Missouri in 1991 and became a chartered financial analyst in 1998.

On October 26, 2011, the Company appointed Bryan M. Corsini to serve as the Executive Vice President and Chief Administrative Officer of CapitalSource Bank. Mr. Corsini previously served as President, Credit Administration of CapitalSource Bank from July 2008 to October 2011 and as our Chief Credit Officer from our inception in 2000 until July 2008. He received his undergraduate degree from Providence College, Rhode Island. Mr. Corsini was licensed in 1986 in the state of Connecticut as a certified public accountant.

On October 26, 2011, the Company and/or Bank (the “Employer”) entered into the following agreements with Messrs. Corsini, Bogler and Boulden:

•	an amended and restated employment agreement (the “Corsini Employment Agreement”) with Bryan M. Corsini pursuant to which Mr. Corsini serves as the Bank’s Executive Vice President and Chief Administrative Officer;

•	an employment agreement (the “Bogler Employment Agreement”) with Mr. Bogler pursuant to which Mr. Bogler continued to serve as the Bank’s Chief Financial Officer and, effective as of January 1, 2012, also serves as the Company’s Chief Financial Officer; and

•	an employment agreement (the “Boulden Employment Agreement” and collectively with the Corsini Employment Agreement and the Bogler Employment Agreement, the “Executive Employment Agreements”) with Mr. Boulden, pursuant to which, effective as of October 26, 2011, Mr. Boulden serves as the President of the Company and, effective as of January 1, 2012, also serves as the Chief Lending Officer of the Bank.

“Executive” means each of Messrs. Boulden, Bogler and Corsini.

Each Executive Employment Agreement has an initial term expiring on October 31, 2014, and Mr. Corsini’s agreement has an automatic extension for successive one-year periods thereafter, unless he or the Employer notifies the other party that it does not wish to renew the agreement. The term of each of the Executive Employment Agreements will be automatically extended upon a “change in control” to the end of the 24-month period following such “change in control” if the remaining term is less than 24 months at that time. “Change in control” means the occurrence of one or more of the following events: (1) any person or group is or becomes a beneficial owner of more than 30% of the voting stock of the Company or the Bank; (2) within any 24-month period, the majority of the Board of Directors of the Bank (the “Bank Board”) or the Board of Directors of the Company (the “Company Board”) consists of individuals other than incumbent directors except for certain exceptions; (3) the Bank or the Company adopts any plan of liquidation providing for the distribution of all or substantially all of its assets; (4) the Bank or the Company transfers all or substantially all of its assets or business except for certain exceptions; or (5) any merger, reorganization, consolidation or similar transaction unless, immediately after consummation of such transaction, the shareholders of the Bank or the Company immediately prior to the transaction hold, directly or indirectly, more than 50% of the voting stock of, as applicable, the Bank or the Company or the Bank’s or the Company’s ultimate parent company if the Bank or the Company is a subsidiary of another corporation.

Pursuant to their respective employment agreements, each of Messrs. Corsini and Bogler are paid a cash base salary of $450,000 per year and Mr. Boulden is paid a cash base salary of $400,000 per year, in each case subject to review and increase, but not decrease, by the applicable Employer. In February 2014, the Company increased Mr. Boulden’s base salary to $450,000. See “Compensation Discussion and Analysis” above. Each Executive is eligible to receive an annual cash bonus, as may be determined by the Bank Board and/or Parent Board, as applicable, in its discretion, subject to factors determined by the applicable board, except that, for each year after a change in control, Mr. Corsini must be paid an annual cash bonus of at least 100% of his base salary as in effect on the last day of the applicable calendar year, and Mr. Bogler and Mr. Boulden each must be paid an annual cash bonus of at least the average of the last two annual bonuses paid to each Executive.

Any compensation paid to an Executive is subject to mandatory repayment by such Executive to the applicable Employer, if the Executive is or becomes subject to any “clawback” or recoupment policy that is adopted to comply with applicable law, rule, regulation or other requirement or if any such recoupment or “clawback” is required under any law, rule, regulation or other requirement.

On October 26, 2011, the Company entered into a restricted stock agreement with Messrs. Corsini and Bogler pursuant to which the Company granted to Mr. Corsini 100,000 shares of restricted stock and Mr. Bogler 70,000 shares of restricted stock. 50,000 shares of restricted stock of Mr. Corsini vested on October 26, 2013, and the remaining 50,000 shares of restricted stock will vest on October 26, 2014. 23,334 shares of restricted stock of Mr. Bogler vested on October 26, 2012, 23,333 shares of restricted stock of Mr. Bogler vested on October 26, 2013, and the remaining 23,333 shares of restricted stock of will vest on October 26, 2014. On August 15, 2011, the Company entered into a restricted stock agreement with Mr. Boulden pursuant to which the Company granted to Mr. Boulden 150,000 shares of restricted stock. 50,000 shares of restricted stock of Mr. Boulden vested on each of August 15, 2012 and August 15, 2013, and the remaining 50,000 shares of restricted stock of Mr. Boulden will vest on August 15, 2014. Except upon the circumstances described below, each of Messrs. Corsini, Boulden and Bogler, as applicable, will forfeit any unvested shares of restricted stock upon his termination of employment with the Bank or Company, as applicable. On October 26, 2011, the Company also entered into an amendment to a restricted stock agreement with Mr. Corsini, pursuant to which all provisions regarding vesting acceleration of restricted stock upon termination of employment under a previous restricted stock agreement are superseded by the terms of the restricted stock agreement entered into on October 26, 2011.

In addition to the base salary and bonus amounts described above, each Executive will be entitled to additional benefits, including four weeks annual vacation, except that no more than two weeks of paid time off may be scheduled consecutively. Each Executive is also entitled to reimbursement of reasonable business expenses and eligibility for all employee and executive benefit plans maintained by the applicable Employer and generally available to the Employer’s employees, on a basis (1) prior to a change in control, that is comparable in all material respects to the benefits provided to any other member of the applicable Employer’s executive committee, and (2) following a change in control, that is at least as favorable in all material respects to the benefits provided to the other most senior executives of the applicable Employer.

Each of the Executive Employment Agreements contains non-compete and non-solicitation provisions applicable until 12 months after the earlier of the expiration of the term of the applicable Executive Employment Agreement and the Executive’s date of termination. These provisions prohibit each Executive from: (1) soliciting or hiring any person employed by the Company, Bank or their affiliates or who was employed by them within 180 days prior to such solicitation or hiring (unless that person was discharged without cause); (2) soliciting any client or customer of the Company, Bank or their affiliates or any person who was their client or customer within 180 days prior to such solicitation; (3) providing services to any entity if (i) during the preceding 12 months more than 10% of the revenues of such entity and its affiliates was derived from any business from which the Company, Bank or their affiliates derived more than 10% of its consolidated revenues during such period (a “Material Business”) or (ii) the services to be provided by the Executive are competitive with a Material Business and substantially similar to those previously provided by the Executive to the Company, Bank or their affiliates, except that the Executive may provide services to such a business following a change in control of the Company or Bank; or (4) owning an interest in any entity described in subsection (3)(i) immediately above, except that he may own, as a passive investor, securities in any such entity that is publicly traded so long as his direct holdings does not constitute more than 5% of the voting power of such entity. Each Executive will also be restricted from serving as a director for a publicly-traded company during the term of employment without the Employer’s approval, which will not be unreasonably withheld.

Each of the Executive Employment Agreements also contains non-disclosure provisions requiring the applicable Executive to not use, disclose, or transfer any of the applicable Employer’s confidential information either during or after employment and non-disparagement provisions requiring the applicable Employer and Executive to not engage in derogatory or disparaging communications regarding the Executive, the Employer or any of the Company or Bank’s affiliates. If the applicable Executive is required by legal process to disclose any of the Employer’s confidential information, he will immediately inform the Employer.

If an Executive’s employment is terminated because of his death, the applicable Employer will pay a cash lump sum payment equal to one year’s base salary, minus any payments to the Executive’s estate paid on account of any life insurance policy provided by the applicable Employer or its affiliates for the benefit of the Executive, as well as (1) any compensation deferred by the Executive prior the termination date and not previously paid to the Executive, (2) any amounts or benefits owing to the Executive or his beneficiaries under any applicable Employer benefit plans, programs or arrangements, and (3) any amounts owing to the Executive for reimbursement of expenses (collectively, the “Accrued Benefits”). If the Executive’s employment terminates because of his disability, the applicable Employer will pay the Executive’s base salary through the termination date and all Accrued Benefits to which he is entitled as of the termination date. Under the Corsini Employment Agreement, upon Mr. Corsini’s death or disability, all outstanding equity awards held by Mr. Corsini will immediately vest, except that the restricted stock award granted to Mr. Corsini on October 26, 2011 will accelerate as follows (if not otherwise vested to a greater extent): (i) 50% upon death or termination for disability occurring prior to October 26, 2012, (ii) 75% upon death or termination for disability occurring after October 26, 2012 and before October 26, 2013, and (iii) 100% upon death or termination for disability occurring after October 26, 2013. Under the Bogler Employment Agreement and the Boulden Employment Agreement, upon the death or disability of Messrs. Bogler or Boulden, as applicable, all of such Executive’s outstanding equity awards will immediately vest. Under the terms of each Executive Employment Agreement, all options will remain exercisable for the length of the original terms.

If an Executive’s employment is terminated by the Employer with “cause” or by the Executive without “good reason,” then the Employer will pay to the Executive the Executive’s base salary through the termination date and all Accrued Benefits to which he is entitled as of the termination date. All unvested or unexercisable portions of equity and equity-related awards made to the Executive will terminate.

If an Executive’s employment is terminated by the applicable Employer without “cause” or by the Executive for “good reason,” the Employer will pay to the Executive (1) the Executive’s base salary through the termination date, and (2) all Accrued Benefits to which he is entitled as of the termination date. The Executive will also be entitled to continued participation, on the same terms and conditions as immediately prior to the termination, for 18 months or such earlier time as the Executive becomes eligible for comparable benefits elsewhere, in medical, dental, hospitalization and life insurance coverages in which the Executive and his eligible dependents were participating immediately prior to his date of termination.

If Mr. Corsini’s employment is terminated by the Bank without “cause” or by Mr. Corsini for “good reason,” the Bank will also pay to Mr. Corsini (1) a cash lump sum payment in an amount equal to the greater of (y) two times the sum of Mr. Corsini’s base salary and the average of the annual bonuses earned by Mr. Corsini for the two calendar years immediately preceding the year of the termination date, if any, and (z) $1.8 million (unless the termination for good reason was due to non-renewal of the Corsini Employment Agreement, in which case Mr. Corsini will be entitled to a lump sum cash payment equal to Mr. Corsini’s base salary as of the date of termination), and (2) a cash lump sum in an amount equal to a pro-rata portion (based on the number of days Mr. Corsini was employed during the calendar year in which the termination date occurs) of the higher of (i) the average amount of annual bonuses, if any, that were earned by Mr. Corsini for the two calendar years immediately preceding the year of the termination date, and (ii) $750,000. In addition, all outstanding equity awards held by Mr. Corsini will immediately vest, except that the restricted stock award granted to Mr. Corsini on October 26, 2011 will accelerate as follows (if not otherwise then vested to a greater extent): (1) 50% upon termination of employment occurring prior to October 26, 2012, (2) 75% upon termination of employment occurring after October 26, 2012 and before October 26, 2013, and (3) 100% upon termination of employment occurring after October 26, 2013. If Mr. Corsini is terminated by the Bank without “cause” or by Mr. Corsini for “good reason,” however, during the 24-month period following a change in control, then the shares of restricted stock granted to Mr. Corsini on October 26, 2011 will become fully vested upon his termination. All options will remain exercisable until the earlier of their original expiration dates and two years following the date of termination.

Each of the Bogler Employment Agreement and the Boulden Employment Agreement provide that if the applicable Executive’s employment is terminated by the Employer without “cause” or by the Executive with “good reason,” the Employer will pay to the Executive (1) a lump sum cash payment in an amount equal to one and one-half times such Executive’s base salary as of the termination date, and (2) a pro-rata bonus for the year of the termination date, and, if based on objective performance or other criteria, based on actual achievement of such criteria. All unvested and unexercisable equity outstanding as of the termination date shall be vested in all circumstances, and all options will remain exercisable until the earlier of their original expiration dates and two years following the date of termination, but in no event beyond the term of the options. If Messrs. Bogler or Boulden is terminated by the Employer without “cause” or by the Executive with “good reason” within 24 months after a change of control, or within the period commencing three months prior to the execution of a binding agreement for a transaction or the making of a tender or exchange offer that would, if consummated, result in a change in control and ending on the date of the change in control or, if earlier, the date when the transaction is abandoned (any such period, the “Change in Control Period”), then the applicable Employer will pay, in lieu of the payment in (1) above, to the applicable Executive a lump sum cash payment equal to two times the Executive’s base salary as of the termination date plus two times the average bonuses earned for the two years prior to the year of the termination date. If such a termination occurs within the Change in Control period, all options will remain exercisable until the earlier of their original expiration dates or five years following the date of termination.

At any time before a change in control, upon notice by an Executive of any “good reason” event or breach, the applicable Executive may terminate his employment during the 30-day “good reason” cure period and if the applicable Executive does not terminate his employment during the cure period, then the applicable Employer may terminate the Executive’s employment. During the cure period, termination of employment by either the applicable Executive or the applicable Employer will not automatically be considered termination of employment by the Executive with or without “good reason” or a termination of employment by the Employer with or without “cause.” The termination will not be treated as a “good reason” termination by the applicable Executive unless it is determined by the applicable Employer that “good reason” exists and the applicable Employer has failed to cure before the expiration of the cure period. If the applicable Executive’s employment has been terminated by the Executive or the Employer and (i) no “good reason” event has occurred, then the Executive will be deemed to have terminated employment without “good reason,” or (ii) there is a “good reason” event, the applicable Employer cures it before the cure period expires, and the applicable Executive fails to immediately return to work, then the Executive will be deemed to have terminated employment without “good reason.”

Each of the Executives and the applicable Employers have agreed to amend the applicable Executive Employment Agreement to the minimum extent necessary to avoid any excise tax imposed by Section 409A of the Code. If the Executive is a “disqualified individual,” as defined in Section 280G of the Code, then any right to receive a payment or benefit under the applicable Executive Employment Agreement will not be exercisable or vested, to the extent that (1) the right to payment, vesting or exercise would cause any payment or benefit to the Executive to be considered a “parachute payment” under Section 280G of the Code, and (2) as a result of receiving such parachute payment, the aggregate after-tax amounts received by the Executive from the applicable Employer would be less than the maximum after-tax amount that could be received by him without causing any such payment or benefit to be considered a parachute payment.

As used in each of the Executive Employment Agreements, “good reason” means: (1) a reduction in the Executive’s base salary (except, before a change in control, any reduction required by law, rule or other regulatory authority), or after a change in control, the annual bonus payable to the Executive; (2) the requirement that the Executive report to a person other than: (a) with regards to Mr. Corsini, the Chief Executive Officer or President of the Bank or of the Company (or any other equally or more senior officer of the Bank or Company) or to the Board, (b) with regards to Mr. Bogler, the Chief Executive Officer of the Company or the Chief Executive Officer of the Bank (or any other equally or more senior officer of the Company or the Bank) or to the Company Board or Bank Board, as applicable, or (c), with regards to Mr. Boulden, the Chief Executive Officer of the Company, the Chief Executive Officer or President of the Bank (or any other equally or more senior officer of the Company or the Bank) or to the Company Board or Bank Board; (3) a material diminution in the Executive’s title, authority, responsibilities or duties; (4) the assignment of duties inconsistent with the Executive’s position or status with the applicable Employer, as of October 26, 2011; (5) a relocation of the Executive’s primary place of employment to a location more than 25 miles further from the Executive’s primary residence than the current location of the Employer’s offices (each Executive has acknowledged that he will be required to travel frequently, though the amount of travel after a change in control cannot exceed the amount before a change in control); (6) any other material breach by the Employer of the terms of the applicable Executive Employment Agreement that is not cured within 10 days after notice; (7) any purported termination of the Executive’s employment by the Employer that is not effected in accordance with the applicable Executive Employment Agreement; or (8) the failure of the Employer to obtain the assumption in writing of its obligations under the applicable Executive Employment Agreement by any successor to all or substantially all of the assets of the Employer within 15 days after a merger, consolidation, sale or similar transaction. The Corsini Employment Agreement also provides that the delivery of a notice of non-renewal of agreement by the Employer is “good reason”.

As used in each of the Executive Employment Agreements, “cause” means: (1) the Executive’s conviction of, or plea of nolo contendere to, a felony (other than in connection with a traffic violation) under any state or federal law; (2) the Executive’s willful and continued failure to substantially perform his essential job functions under the applicable Executive Employment Agreement after receipt of written notice from the Employer that specifically identifies the manner in which the Executive has substantially failed to perform his essential job functions and specifying the manner in which the Executive may substantially perform his essential job functions in the future; (3) a material act of fraud or willful and material misconduct with respect, in each case, to the Employer, by the Executive; (4) termination by the Employer of the Executive’s employment arising out of or in connection with any direct or indirect order, request, mandate or other instruction of the FDIC, CDBO, or any other state or federal regulatory body with oversight or authority over banking or the Employer or any of its affiliates (a “Regulator”), or a finding by any such Regulator that the Executive’s performance threatens the safety or soundness of the Employer or any of its affiliates; (5) the Executive’s failure to furnish all information or take any other steps necessary to enable the Employer to maintain fidelity bond coverage (in an amount and with a surety company selected by the Employer in its sole discretion) of the Executive during the term of his employment; or (6) a willful and material breach of the clauses in the Executive Employment Agreement governing the Executive’s non-competition and non-solicitation obligations.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date(1)	Number of Shares or Stock Units That Have Not Vested(#)(2)	Market Value of Shares or Stock Units That Have Not Vested($)(3)
James J. Pieczynski (4)	600,000	—	3.19	12/16/2019	64,352	924,738
	375,000	—	2.99	5/15/2019
	280,000	280,000	7.08	9/28/2022
John A. Bogler (5)	75,000	—	2.99	5/15/2019	127,506	1,832,261
	25,000	25,000	4.76	7/29/2020
Douglas H. (Tad) Lowrey (6)	300,000	—	4.76	7/29/2020	64,352	924,738
	250,000	—	2.99	5/15/2019
	280,000	280,000	7.08	9/28/2022
Laird M. Boulden (7)	187,500	62,500	4.47	2/03/2020	104,134	1,496,406
Bryan M. Corsini (8)	77,000	—	2.99	5/15/2019	122,461	1,759,765

(1)	The options may expire earlier than the listed expiration dates pursuant to the terms of the applicable award agreements and/or employment agreements if the named executive officer’s service with the Company terminates. In addition, at the effective time of the pending merger with PacWest Bancorp (“PacWest”), each outstanding option, whether vested or unvested, that is in-the-money (that is, has an exercise price less than the value of the per share merger consideration) will vest (to the extent that it is not already vested) and each such outstanding option will convert into the right to receive a number of shares of PacWest common stock equal to (i) the number of shares of Company common stock subject to the option immediately before the merger is consummated, multiplied by (ii) the excess of the value of the per share merger consideration over the exercise price of the option, divided by (iii) the value of a share of PacWest common stock (calculated based on the average closing price of PacWest common stock as quoted on Nasdaq over the 15 trading days ending on the trading day immediately preceding the date the merger is consummated), with cash paid in lieu of any fractional shares of PacWest common stock. Options with an exercise price greater than or equal to the value of the per share merger consideration, whether vested or unvested, will be cancelled for no consideration upon completion of the merger.
(2)	Includes cash dividends paid on all unvested shares of restricted stock and vested and unvested restricted stock units that were reinvested in additional shares of restricted stock or restricted stock units, respectively, having the same vesting and conversion schedule and criteria, if applicable, as the shares or units with respect to which the dividends are paid.
(3)	The market value is based on the product of the number of shares multiplied by $14.37, the closing price of a share of the Company’s common stock on December 31, 2013.
(4)	The stock options will vest on the following dates: 280,000 on September 28, 2014. The shares of restricted stock units will vest on the following dates: 32,176 on September 28, 2014; 32,176 on September 28, 2015.
(5)	The stock options will vest on the following dates: 25,000 on July 29, 2014. The shares of restricted stock will vest on the following dates: 25,055 on July 9, 2014; 27,173 on July 29, 2014; 25,168 on October 26, 2014; 25,055 on July 9, 2015; and 25,055 on July 9, 2016.
(6)	The stock options will vest on the following dates: 280,000 on September 28, 2014. The shares of restricted stock units will vest on the following dates: 32,176 on September 28, 2014; and 32,176 on September 28, 2015. On March 15, 2014, Mr. Lowrey exercised 830,000 stock options.
(7)	The stock options will vest on the following dates: 62,500 on February 15, 2014. The shares of restricted stock will vest on the following dates: 16,704 on July 9, 2014; 54,023 on August 15, 2014; 16,704 on July 9, 2015; and 16,703 on July 9, 2016.
(8)	The shares of restricted stock will vest on the following dates: 16,704 on July 9, 2014; 53,936 on October 26, 2014; 18,414 on December 15, 2014; 16,704 on July 9, 2015; and 16,703 on July 9, 2016.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized On Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized On Vesting($)(1)
James J. Pieczynski	—	—	32,131	383,965
John A. Bogler	—	—	56,722	702,485
Douglas H. (Tad) Lowrey	—	—	203,472	2,315,422
Bryan M. Corsini	—	—	71,718	947,121
Laird M. Boulden	—	—	53,904	639,301

(1)	The value realized on vesting is based on the product of the number of shares multiplied by the closing price of a share of the Company’s common stock on the date of the release.

NONQUALIFIED DEFERRED COMPENSATION

The CapitalSource Amended and Restated Deferred Compensation Plan, or DCP, is a non-qualified plan that allows certain of our directors and executives to defer all or a portion of their compensation. All amounts distributed under the plan are made in the form of the Company’s common stock. The Company does not make contributions on behalf of its named executive officers to the DCP, and in 2013, none of our named executive officers participated in the DCP.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

James J. Pieczynski

The Company has entered into an employment agreement with Mr. Pieczynski pursuant to which the Company has agreed to pay Mr. Pieczynski certain amounts upon his termination of employment due to death, disability, by the Company without cause, by Mr. Pieczynski with good reason or in connection with a change in control of the Company. Please refer to the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for information regarding the provisions contained in Mr. Pieczynski’s employment agreement with respect to these matters.

The table below quantifies the potential payments to Mr. Pieczynski upon his termination under the following circumstances:

Mr. Pieczynski’s Benefits and Payments Upon Termination or Change of Control(1)	Death	Disability	By the Company without Cause or by the Executive for Good Reason (during change in control period)		By the Company without Cause or by the Executive for Good Reason (no change in control)	Change in Control
Cash Payments	$700,000	X	$4,662,500	(2)	$2,450,000	X
Acceleration of Equity Awards	$2,965,938	$2,965,938	$2,965,938		$2,965,938	$2,965,938
Value of Benefits Continuation	X	X	$40,350		$40,350	X
Total	$3,665,938	$2,965,938	$7,668,788		$5,456,288	$2,965,938

(1)	For purposes of this analysis, we assumed that Mr. Pieczynski’s termination was effective December 31, 2013 and that he had been paid all his base salary through the termination date. Mr. Pieczynski has not deferred any amounts under the Company’s deferred compensation plan. Mr. Pieczynski’s base salary on December 31, 2013 was $700,000.
(2)	This amount includes a 2013 bonus amount of $1,050,000, which amount was paid to Mr. Pieczynski in February, 2014 as more fully discussed in the “Compensation Discussion and Analysis” section above. This table presents a scenario in which the date of termination is year end. As a result, such 2013 bonus would not be paid upon a termination or change in control.

John A. Bogler

The Company has entered into an employment agreement with Mr. Bogler pursuant to which the Company has agreed to pay Mr. Bogler certain amounts upon his termination of employment due to death, disability, by the Company without cause, by Mr. Bogler with good reason or in connection with a change in control of the Company. Please refer to the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for information regarding the provisions contained in Mr. Bogler’s employment agreement with respect to these matters.

The table below quantifies the potential benefits to Mr. Bogler upon his termination under the following circumstances:

Mr. Bogler’s Benefits and Payments Upon Termination or Change of Control(1)	Death	Disability	By the Company without Cause or by the Executive for Good Reason (during change in control period)		By the Company without Cause or by the Executive for Good Reason (no change in control)	Change in Control
Cash Payments	$450,000	X	$2,565,000	(2)	$1,350,000	X
Acceleration of Equity Awards	$2,072,511	$2,072,511	$2,072,511		$2,072,511	$2,072,511
Value of Benefits Continuation	X	X	$19,572		$19,572	X
Total	$2,522,511	$2,072,511	$4,657,083		$3,442,083	$2,072,511

(1)	For purposes of this analysis, we assumed that Mr. Bogler’s termination was effective December 31, 2013 and that he had been paid all his base salary through the termination date. Mr. Bogler has not deferred any amounts under the Company’s deferred compensation plan. Mr. Bogler’s base salary on December 31, 2013 was $450,000.
(2)	This amount includes a 2013 bonus amount of $675,000, which amount was paid to Mr. Bogler in February, 2014 as more fully discussed in the “Compensation Discussion and Analysis” section above. This table presents a scenario in which the date of termination is year end. As a result, such 2013 bonus would not be paid upon a termination or change in control.

Douglas H. (“Tad”) Lowrey

The Bank has entered into an employment agreement with Mr. Lowrey pursuant to which the Bank has agreed to pay Mr. Lowrey certain amounts upon his termination of employment due to death, disability, by the Bank without cause, by Mr. Lowrey with good reason or in connection with a change in control of the Bank or Company. Please refer to the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for information regarding the provisions contained in Mr. Lowrey’s employment agreement with respect to these matters.

The table below quantifies the potential payments to Mr. Lowrey upon his termination or a change in control of the Company or the Bank:

Mr. Lowrey’s Benefits and Payments Upon Termination or Change of Control(1)	Death	Disability	By the Company without Cause or by the Executive for Good Reason (during change in control period)		By the Company Without Cause or by the Executive for Good Reason (no change in control)	Change in Control
Cash Payments	$700,000	X	$4,662,500	(2)	$2,450,000	X
Acceleration of Equity Awards	$2,965,938	$2,965,938	$2,965,938		$2,965,938	$2,965,938
Value of Benefits Continuation	X	X	$25,690		$25,690	X
Total	$3,665,938	$2,965,938	$7,654,128		$5,441,628	$2,965,938

(1)	For purposes of this analysis, we assumed that Mr. Lowrey’s termination was effective December 31, 2013 and that he had been paid all his base salary through the termination date. Mr. Lowrey has not deferred any amounts under the Company’s deferred compensation plan. Mr. Lowrey’s base salary on December 31, 2013 was $700,000.
(2)	This amount includes a 2013 bonus amount of $1,050,000, which amount was paid to Mr. Lowrey in February, 2014 as more fully discussed in the “Compensation Discussion and Analysis” section above. This table presents a scenario in which the date of termination is year end. As a result, such 2013 bonus would not be paid upon a termination or change in control.

Bryan M. Corsini

        The Bank has entered into an employment agreement with Mr. Corsini pursuant to which the Bank has agreed to pay Mr. Corsini certain amounts upon his termination of employment due to death, disability, by the Bank without cause, by Mr. Corsini with good reason or in connection with a change in control of the Bank. Please refer to the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for information regarding the provisions contained in Mr. Corsini’s employment agreement with respect to these matters.

The table below quantifies the potential benefits to Mr. Corsini upon his termination under the following circumstances:

Mr. Corsini’s Benefits and Payments Upon Termination or Change of Control(1)	Death	Disability	By the Bank without Cause or by the Executive for Good Reason (during change in control period)		By the Bank without Cause or by the Executive for Good Reason (no change in control)	Change in Control
Cash Payments	$450,000	X	$2,640,000	(2)	$2,640,000	X
Acceleration of Equity Awards	$1,759,765	$1,759,765	$1,759,765		$1,759,765	$1,759,765
Value of Benefits Continuation	X	X	$27,695		$27,695	X
Total	$2,209,765	$1,759,765	$4,427,460		$4,427,460	$1,759,765

(1)	For purposes of this analysis, we assumed that Mr. Corsini’s termination was effective December 31, 2013 and that he had been paid all his base salary through the termination date. Mr. Corsini has not deferred any amounts under the Company’s deferred compensation plan. Mr. Corsini’s base salary on December 31, 2013 was $450,000.
(2)	This amount includes a 2013 bonus amount of $675,000, which amount was paid to Mr. Corsini in February, 2014 as more fully discussed in the “Compensation Discussion and Analysis” section above. This table presents a scenario in which the date of termination is year end. As a result, such 2013 bonus would not be paid upon a termination or change in control.

Laird M. Boulden

The Company has entered into an employment agreement with Mr. Boulden pursuant to which the Company has agreed to pay Mr. Boulden certain amounts upon his termination of employment due to death, disability, by the Company without cause, by Mr. Boulden with good reason or in connection with a change in control of the Company. Please refer to the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for information regarding the provisions contained in Mr. Boulden’s employment agreement with respect to these matters.

The table below quantifies the potential benefits to Mr. Boulden upon his termination under the following circumstances:

Mr. Boulden’s Benefits and Payments Upon Termination or Change of Control(1)	Death	Disability	By the Company without Cause or by the Executive for Good Reason (during change in control period)		By the Company without Cause or by the Executive for Good Reason (no change in control)	Change in Control
Cash Payments	$450,000	X	$2,655,000	(2)	$1,350,000	X
Acceleration of Equity Awards	$2,115,285	$2,115,285	$2,115,285		$2,115,285	$2,115,285
Value of Benefits Continuation	X	X	$27,591		$27,591	X
Total	$2,565,285	$2,115,285	$4,797,876		$3,492,876	$2,115,285

(1)	For purposes of this analysis, we assumed that Mr. Boulden’s termination was effective December 31, 2013 and that he had been paid all his base salary through the termination date. Mr. Boulden has not deferred any amounts under the Company’s deferred compensation plan. Mr. Boulden’s base salary on December 31, 2013 was $450,000.
(2)	This amount includes a 2013 bonus amount of $675,000, which amount was paid to Mr. Boulden in February, 2014 as more fully discussed in the “Compensation Discussion and Analysis” section above. This table presents a scenario in which the date of termination is year end. As a result, such 2013 bonus would not be paid upon a termination or change in control.

DIRECTOR COMPENSATION

(for the fiscal year ended December 31, 2013)

Company Outside Directors

The compensation program for Company outside directors consists of annual retainer fees, meeting fees and long-term equity awards. The Company pays its directors an annual retainer fee of $50,000, with the chairman receiving an additional annual retainer fee of $37,500. Members of the Audit Committee are paid an additional retainer fee of $10,000, or $20,000 in the case of the chairperson. Members of certain other Board committees (i.e., the Compensation, Risk, Nominating and Asset/Liability committees) are paid an additional retainer fee of $7,500 for each committee on which they serve, or $15,000 in the case of the chairperson of each such other committee. In addition, from time to time the Company may establish special or other committees for which members may receive similar compensation. All retainer fees are generally paid within two weeks of our Annual Meeting of Stockholders. Each director also receives $1,000 for each Board meeting attended (in person or telephonically), and members of the Audit Committee and members of certain other Board committees (i.e., Compensation, Risk, Nominating and Asset/Liability committees) are paid $2,000 and $1,000, respectively, for each meeting of their respective committees attended (in person or telephonically). Meeting fees are paid in cash quarterly.

Directors may elect to receive their annual retainers and meeting fees in whole or in part in the form of cash or immediately vested shares of restricted stock. Restricted stock is valued based on the closing market price of the Company’s common stock on the grant date. With respect to annual retainers, the grant date is the date of the Annual Meeting of Stockholders.

In connection with each Annual Meeting of Stockholders, each director then serving on the Board receives a long-term equity award of $75,000, which is paid in shares of restricted stock calculated in the same manner as described in the preceding paragraph.

Unlike annual retainers and meeting fees, restricted stock paid for long-term equity awards are intended to vest or become exercisable in full, as applicable, one year after the grant date. The Company sets these vest dates on the date of the next Annual Meeting of Stockholders. For unvested restricted stock, cash dividends paid during the vesting period are credited for restricted stock in the form of additional shares of unvested restricted stock with the same vesting schedule as the restricted stock to which they relate. The grant date is the date of the Annual Meeting of Stockholders.

CapitalSource Bank Outside Directors

During 2013, Mr. Hosler served as a director for both the Company and the Bank. The compensation program for outside directors of the Bank consists of an annual retainer and an initial long-term equity award of the Company’s common stock.

For service as Bank directors, including on committees of the Bank board and attendance at Bank board and committee meetings, the Bank pays outside directors an annual retainer of $75,000 paid quarterly. Bank directors may elect to receive retainer payments in whole or in part in the form of cash or fully vested shares of the Company’s common stock and/or immediately exercisable options to purchase shares of the Company’s common stock. The common stock is valued based on the closing market price of the Company’s common stock on the grant date, and options are valued in an amount equal to five times the number of shares that would have been payable had the director elected to receive payment in the form of the Company’s common stock. Stock options have a ten-year term and an exercise price equal to at least the closing market price of the Company’s common stock on the grant date.

Each outside Bank director joining the Bank board receives a one-time long-term equity award of $50,000, payable, at the election the director, in whole or in part, in restricted shares of the Company’s common stock and/or stock options calculated in the same manner as described in the preceding paragraph. Unlike retainer payments, restricted stock and options granted as long-term equity awards will vest or become exercisable, as applicable, in three equal installments on the first, second and third anniversaries of the director’s first day of service as a Bank director if the director is still serving as a Bank director on such anniversary dates. Cash dividends paid during the vesting periods on unvested restricted stock are credited in the form of additional shares of unvested restricted stock with the same vesting schedule as the restricted stock to which they relate. Stock options have a ten-year term and an exercise price equal to at least the closing market price of the Company’s common stock on the grant date.

Company and Bank Directors may elect to defer retainers, fees and equity awards received in cash or restricted stock into restricted stock units under our deferred compensation plan with the same vesting as the restricted stock to which they relate. A restricted stock unit is an unfunded right to receive one share of our common stock at a future date. Restricted stock units are credited with dividend equivalents in the form of additional stock units with the same vesting schedule as the restricted stock units to which they relate and are payable in the form of common stock at the earlier of the date elected by the director or in a lump sum or annual payments following termination of the director’s service.

Company and Bank Directors are reimbursed for their reasonable expenses of attending applicable Board and committee meetings. During 2013, inside directors received no separate compensation for their service as a director and are not included in the table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
William G. Byrnes (2)	19,000	225,002	244,002
Andrew B. Fremder (3)	133,500	75,004	208,504
C. William Hosler (4)	38,000	225,007	263,007
Timothy M. Hurd (5)	18,000	140,006	158,006
Sara Grootwassink Lewis (6)	130,500	75,004	205,504
Joseph C. Mello (7)	25,000	154,999	179,999
Steven A. Museles (8)	74,500	75,004	148,504

(1)	Amounts shown in these columns represent aggregate grant date fair value of equity awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the grant date fair value are included in footnote 14 of the Company’s 2013 audited consolidated financial statements. The aggregate number of restricted stock, restricted stock units and option awards outstanding at December 31, 2013 appears below in the “Outstanding Director Equity Awards at Fiscal Year-End” table.
(2)	Mr. Byrnes received director compensation in cash and deferred restricted stock awards in the form of restricted stock units. The cash fees represent his meeting fees. The restricted stock unit awards represent his annual retainers and his long-term equity award. During 2013, Mr. Byrnes received the following awards: 24,116 restricted stock units on April 25, 2013 with a grant date fair value of $225,002.
(3)	Mr. Fremder received director compensation in cash and deferred restricted stock awards in the form of restricted stock units. The cash fees represent his annual retainers and meeting fees. The restricted stock unit award represents his long-term equity award. During 2013, Mr. Fremder received the following award: 8,039 restricted stock units on April 25, 2013 with a grant date fair value of $75,004.
(4)	Mr. Hosler received director compensation in cash and deferred restricted stock awards in the form of restricted stock units. The cash fees represent his meeting fees. The restricted stock unit awards represent his annual retainers and long-term equity award. These awards and payments are for his service as a Director for both the Company and CapitalSource Bank. Mr. Hosler received the following awards in 2013: 1,949 restricted stock units on March 28, 2013 with a grant date fair value of $18,749; 16,078 restricted stock units on April 25, 2013 with a grant date fair value of $150,008; 1,999 restricted stock units on June 28, 2013 with a grant date fair value of $18,751; 1,578 restricted stock units on September 30, 2013 with a grant date fair value of $18,747; and 1,305 restricted stock units on December 31, 2013 with a grant date fair value of $18,752.
(5)	Mr. Hurd received director compensation in cash and deferred restricted stock awards in the form of restricted stock units. The cash fees represent his meeting fees. The restricted stock unit awards represent his annual retainer and his long-term equity award. During 2013, Mr. Hurd received the following award: 15,006 restricted stock units on April 25, 2013 with a grant date fair value of $140,006.
(6)	Ms. Grootwassink Lewis received director compensation in cash and deferred restricted stock awards in the form of restricted stock units. The cash fees represent her meeting fees and annual retainers. The restricted stock unit awards represent her long-term equity award. During 2013, Ms. Grootwassink Lewis received the following award: 8,039 restricted stock units on April 25, 2013 with a grant date fair value of $75,004.
(7)	Mr. Mello received director compensation in cash and deferred restricted stock awards in the form of restricted stock units. The cash fees represent his meeting fees. The restricted stock unit awards represent his annual retainers and long-term equity award. During 2013, Mr. Mello received the following award: 16,613 restricted stock units on April 25, 2013 with a grant date fair value of $154,999.

(8)	Mr. Museles received director compensation in cash and deferred restricted stock awards in the form of restricted stock awards. The cash fees represent his meeting fees and annual retainer. The restricted stock awards represent his long-term equity award. During 2013, Mr. Museles received the following award: 8,039 restricted stock awards on April 25, 2013 with a grant date fair value of $75,004.

OUTSTANDING DIRECTOR EQUITY AWARDS

AT FISCAL YEAR-END

(for the fiscal year ended December 31, 2013)

Name	Restricted Stock or Restricted Stock Units (vested/unvested)(#)(1)	Stock Option Awards(#) (exercisable/unexercisable)(1)
William G. Byrnes	207,137/8,058	19,165/—
Andrew B. Fremder	103,433/8,058	2,174/—
C. William Hosler	215,682/8,058	—/—
Timothy M. Hurd	30,194/8,058	92,224/—
Sara Grootwassink Lewis	44,632/8,058	263,421/—
Joseph C. Mello	24,228/8,058	—/—
Steven A. Museles	12,309/8,058	—/—

(1)	All unvested Restricted Stock and Restricted Stock Units will vest on April 24, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth the following information as of the end of the Company’s 2013 fiscal year for (i) compensation plans previously approved by the Company’s stockholders and (ii) compensation plans not previously approved by the Company’s stockholders:

(1) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(2) the weighted-average exercise price of such outstanding options, warrants and rights; and

(3) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	4,435,151	$5.90	23,232,731
Equity compensation plans not approved by stockholders)	—	$—	—

Total	4,435,151	$5.90	23,232,731

(1)	The equity compensation plan approved by stockholders is the Company’s Third Amended and Restated Equity Incentive Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATERS

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The information presented below regarding beneficial ownership of common stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes any shares to which a person, directly or indirectly, has or shares voting power or investment power and any shares as to which a person has the right to acquire such voting or investment power within 60 days through the vesting of any restricted stock unit or the exercise of any stock option or other right.

Except as otherwise noted in the footnotes below, the following table presents, as of March 20, 2014, information based on the Company’s records and filings with the SEC regarding beneficial ownership of the following persons:

•	each person, other than directors and executive officers, known by us to be the beneficial owner of more than 5% of our common stock;

•	each director and each nominee to the Board of Directors;

•	the Company’s Chief Executive Officer and Chief Financial Officer and the other named executive officers for 2013; and

•	all directors and executive officers of the Company as a group.

Except as described below, for all shares owned, the Company believes that each director or executive officer possesses sole voting power and sole investment power.

The percentage of shares beneficially owned is based on 197,832,242 outstanding shares of our common stock as of March 20, 2014.

Unless otherwise specified, the address for each person is c/o CapitalSource Inc., 5404 Wisconsin Avenue, 2nd Floor, Chevy Chase, Maryland 20815.

Name of Executive Officer, Director or 5% Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
FMR LLC(1)	17,251,082	8.72%
The Vanguard Group, Inc.(2)	10,461,240	5.29%
Dimensional Fund Advisors LP (3)	11,877,829	6.00%
James J. Pieczynski(4)	1,636,083	*
Douglas H. (Tad) Lowrey(5)	373,362	*
John A. Bogler(6)	360,903	*
Laird M. Boulden(7)	435,249	*
Bryan M. Corsini(8)	267,849	*
William G. Byrnes(9)	283,131	*
Andrew B. Fremder(10)	148,941	*
Sara Grootwassink Lewis(11)	331,217	*
C. William Hosler(12)	225,893	*
Timothy M. Hurd(13)	86,881	*
Joseph C. Mello (14)	32,307	*
Steven A. Museles(15)	358,722	*
All directors and executive officers as a group (14 persons including those named above)(16)	4,978,083	2.48%

*	Less than one percent.
(1)	Ownership information as of December 31, 2013, based on a Schedule 13G/A filed with the SEC on February 14, 2014. FMR LLC has sole power to dispose of 17,251,082 shares of the Company’s common stock and sole power to vote 31,782 shares of the Company’s common stock. Fidelity Management and Research Company (“Fidelity”) is a wholly-owned subsidiary of FMR LLC, and beneficially owns 16,578,000 shares of the Company’s common stock as a result of its role as an investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Through their control of Fidelity, FMR LLC and Edward C. Johnson 3d, as the chairman and predominant owner of FMR LLC, have the sole power to dispose of such 16,578,000 shares.

Fidelity SelectCo, LLC (“SelectCo”) is a wholly-owned subsidiary of FMR LLC, and beneficially owns 641,300 shares of the Company’s common stock as a result of its role as an investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Through their control of SelectCo, FMR LLC and Edward C. Johnson 3d, as the chairman and predominant owner of FMR LLC, have the sole power to dispose of such 641,300 shares.

Pyramis Global Advisors Trust Company (“Pyramis Trust”) is an indirect wholly-owned subsidiary of FMR LLC and beneficially owns 31,782 shares of the Company’s common stock as a result of its role as the investment manager of institutional accounts owning such shares. Through their control of Pyramis Trust, FMR LLC and Edward C. Johnson 3d have the sole power to vote and dispose of such 31,782 shares.

The address for FMR LLC, Fidelity and Edward C. Johnson 3d is 245 Summer Street, Boston, Massachusetts 02210. The address for Pyramis is 900 Salem Street, Smithfield, RI 02917. The address for SelectCo is 1225 17th Street, Suite 1100, Denver, Colorado 80202.

(2)	Ownership as of December 31, 2013 based on a Schedule 13G/A filed with the SEC on February 11, 2014. The Vanguard Group, Inc. (“Vanguard Group”) has the sole power to vote 108,084 shares of the Company’s common stock, the sole power to dispose of 10,353,156 shares of the Company’s common stock and the shared power to dispose of 108,084 shares of the Company’s common stock. Vanguard Fiduciary Trust Company (“VFTC”), a wholly-owned subsidiary of Vanguard Group, also beneficially owns and has shared dispositive power over 108,084 of such shares as a result of its serving as investment manager of collective trust accounts. The address for Vanguard Group and VFTC is 100 Vanguard Blvd., Malvern, PA 19355.
(3)	Ownership as of December 31, 2013 based on a Schedule 13G/A filed with the SEC on February 10, 2014. As a result of its role as an investment adviser, subadviser and investment manager for certain commingled group trusts and separate accounts, Dimensional Fund Advisors LP (“DAF”) may be deemed to have the sole power to vote 11,589,679 shares of the Company’s common stock and may be deemed to have the sole power to dispose of 11,877,829 shares of the Company’s common stock. DAF disclaims beneficial ownership of such securities. The address for DAF is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.

(4)	Includes options to purchase 1,255,000 shares that are currently exercisable, 4,000 shares that are directly held by Mr. Pieczynski’s spouse and 377,083 shares as to which Mr. Pieczynski may be deemed to share voting and investment power, including 1,119 shares beneficially owned by Mr. Pieczynski that are directly held by the Pieczynski Living Trust with respect to which Mr. Pieczynski and his spouse serve as trustees.
(5)	Includes 373,362 shares beneficially owned by Mr. Lowrey that are directly held by the Lowrey Family Trust, with respect to which Mr. Lowrey and his spouse serve as trustees and Mr. Lowrey may be deemed to share voting and investment power.
(6)	Includes options to purchase 100,000 shares that are currently exercisable.
(7)	Includes options to purchase 250,000 shares that are currently exercisable.
(8)	Includes options to purchase 77,000 shares that are currently exercisable.
(9)	Includes options to purchase 19,165 shares that are currently exercisable, 215,342 restricted stock units that are currently vested or that will vest within 60 days of March 20, 2014, and 8,875 shares as to which Mr. Byrnes may be deemed to share voting and investment power.
(10)	Includes options to purchase 2,174 shares that are currently exercisable and 111,567 restricted stock units that are currently vested or that will vest within 60 days of March 20, 2014.
(11)	Includes options to purchase 263,421 shares that are currently exercisable and 52,725 restricted stock units that are currently vested or that will vest within 60 days of March 20, 2014.
(12)	Includes 223,893 restricted stock units that are currently vested or that will vest within 60 days of March 20, 2014.
(13)	Includes options to purchase 48,604 shares that are currently exercisable and 38,277 restricted stock units that are currently vested or that will vest within 60 days of March 20, 2014. The address for Mr. Hurd is 444 N. Michigan Avenue, Suite 2905, Chicago, IL 60611.
(14)	Includes 32,307 restricted stock units that are currently vested or that will vest within 60 days of March 20, 2014.
(15)	Includes 12,317 restricted stock units that are currently vested and 338,342 shares as to which Mr. Museles may be deemed to share voting and investment power.
(16)	Includes options to purchase 2,162,647 shares that are currently exercisable or exercisable within 60 days of March 20, 2014, and 686,428 restricted stock units that are currently vested or that will vest within 60 days of March 20, 2014.

OTHER MATTERS

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that all of our directors, executive officers and beneficial owners of more than 10% of our common stock reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal year 2013, except as described hereafter. One Form 4 timely filed on February 4, 2013 on behalf of Mr. Steven A. Museles reported that Mr. Museles sold shares but inadvertently omitted to report that Mr. Museles had exercised options prior to selling such shares. We filed a Form 4/A on Mr. Museles’s behalf on February 5, 2013 to report the exercise of options in connection with the sale of shares.

March 27, 2014

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, we have entered into transactions with our directors, executive officers, nominees for directors or 5% or greater beneficial owners, their immediate family members or entities affiliated with them. These transactions have been approved to the extent applicable in accordance with our policies described above.

Sublease with AlliancePartners LLC

During 2013, Mr. Museles, a director, became Head of Client Services and General Counsel of Alliance Partners LLC, an asset management company. In December 2010, we entered into a 24-month sub-lease agreement for office space in Chevy Chase, Maryland to Alliance Partners LLC pursuant to which the lease was terminated in May, 2013. We were paid an average of $0.6 million annually over the term of the lease. In 2013 we received $264,107 of subject payments related to this lease.

Related Party Transaction with Alliance Partners LLC

During 2013, Mr. Museles, a director, became Head of Client Services and General Counsel of Alliance Partners LLC, an asset management company. In February 2014, the Bank and BancAlliance, Inc. (“BancAlliance”), an affiliate of Alliance Partners, LLC, each purchased senior participation interests in a term loan made to a borrower. The Bank has received approximately $1,200 in service fees from BancAlliance as of February 28, 2014.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently comprises Joseph C. Mello as Chair, C. William Hosler, Sara Grootwassink Lewis and Timothy M. Hurd. No member of the Compensation Committee was an officer or employee of the Company or any subsidiary of the Company during fiscal year 2013.

Loans to or Investments Made in Portfolio Companies of Affiliates of Compensation Committee Members and other Related Party Transactions

Messrs. Mello, Hosler, Hurd and Ms. Grootwassink Lewis are members of the Compensation Committee. Mr. Mello is private investor and management consultant. Mr. Hosler is Chief Financial Officer of Catellus Acquisition Company, LLC. Mr. Hurd is President and Chief Investment Officer of BlueSpruce Investments, LP. Ms. Grootwassink Lewis is Chief Executive Officer of Lewis Corporate Advisors, LLC. We have from time to time in the past made loans to or investments in the equity securities of companies in which these Compensation Committee members or their affiliates have material interests.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years 2013 and 2012, the Company’s independent registered public accounting firm, Ernst & Young, or E&Y, rendered services to the Company for the following fees:

	2013	2012
	($ in thousands)
Audit Fees	$1,693	$2,166
Audit-Related Fees (1)	55	44
Tax Fees (2)	1,110	1,272
All Other Fees (3)	—	—

Total	$2,858	$3,482

(1)	Audit-Related Fees relate to consultation on financial accounting and reporting issues and standards, to the extent the provision of such services by the independent registered public accounting firm is not required for compliance with the standards of the Public Company Accounting Oversight Board (United States); the performance by the independent registered public accounting firm of agreed-upon procedures in connection with certain debt transactions; the audit of our 401(k) plan; the audits and reviews of the financial statements of a carve-out entity, the issuance of consents, and assistance with and related review of documents filed with the Securities and Exchange Commission; attest services that are not required by statute or regulation, such as agreed-upon procedures reports issued annually to satisfy certain debt terms; and due diligence and accounting consultations in connection with mergers and acquisitions.
(2)	The fees billed by Ernst & Young LLP for tax compliance and preparation services were approximately $394,745 and $908,168 for 2013 and 2012, respectively. The fees billed by Ernst & Young LLP for tax advice and tax planning services were approximately $714,968 and $363,469 for 2013 and 2012, respectively.
(3)	There were no services rendered other than those identified in the above categories.

The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, particular services or categories of services have been pre-approved, subject to a specific budget. At least annually, the Audit Committee reviews and approves the list of pre-approved services and the threshold estimates of cost of performance of each. The independent registered public accounting firm is required to provide detailed information regarding the services and an estimate of the costs of performance before commencing any work. Under its pre-approval policy, the Audit Committee may delegate pre-approval authority for audit related or non-audit services not exceeding $100,000 to one of its members. The Audit Committee has delegated this authority to its Chairman. In determining whether a service may be provided pursuant to the pre-approval policy, consideration is given to whether the proposed service would impair the independence of the independent registered public accounting firm.

The Audit Committee recommended to the Board of Directors that the Principal Accountant Fees and Services be included in the Company’s Form 10-K/A for its 2013 fiscal year.

Audit Committee

Sara Grootwassink Lewis, Chair

Andrew B. Fremder

C. William Hosler

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The audited consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” included in Item 8, Financial Statements and Supplementary Data, on page 81 of Original Form 10-K Filing.

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

CAPITALSOURCE INC.

Date: March 27, 2014	/s/ JAMES J. PIECZYNSKI
James J. Pieczynski Director and Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

31.1	Rule 13a—14(a) Certification of Chief Executive Officer. †

31.2	Rule 13a—14(a) Certification of Chief Financial Officer. †

†	Filed herewith.